Form 10-Q
period 2013-09-30
Ladder Capital Finance Holdings LLLP
filed 2013-11-06
CIK 1574632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number:

333-188224

Ladder Capital Finance Holdings LLLP

(Exact name of registrant as specified in its charter)

Delaware	26-2048427
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

345 Park Avenue, New York	10154
(Address of principal executive offices)	(Zip Code)

(212) 715-3170
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No  ☒

LADDER CAPITAL FINANCE HOLDINGS LLLP

FORM 10-Q

September 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements.  Our future financial position and results of operations, as well as any forward-looking statements are subject to change an inherent risks and uncertainties and you should consider our forward-looking statements in light of a number of factors, including those described in “Factors that May Affect Our Future Results” and the risks discussed under the heading “Risk Factors” in the Company’s final prospectus included as part of its Registration Statement on form S-4, as amended (SEC File No. 333-188224) (the “Registration Statement”), as well as its consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and its other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

Part I. Financial Information

Item 1. Financial Statements

Ladder Capital Finance Holdings LLLP

Consolidated Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$62,527,331	$45,178,565
Cash collateral held by broker	36,188,694	63,990,568
Mortgage loan receivables held for investment, at amortized cost	369,609,166	326,318,550
Mortgage loan receivables held for sale	93,031,322	623,332,620
Real estate securities, available-for-sale:
Investment grade commercial mortgage backed securities	877,467,235	806,773,207
GN construction securities	10,398,166	51,842,317
GN permanent securities	106,078,762	108,807,295
Interest-only securities	323,032,277	158,138,700
Real estate, net	510,146,878	380,021,672
Investments in unconsolidated joint ventures	12,074,319	12,674,652
FHLB stock	36,400,000	13,100,000
Derivative instruments	1,642,073	5,694,519
Due from brokers	23,404,631	1,901,713
Accrued interest receivable	11,433,271	12,082,604
Other assets	32,733,573	19,172,873
Total assets	$2,506,167,698	$2,629,029,855
Liabilities and Capital
Liabilities
Repurchase agreements	$6,151,000	$793,916,703
Long-term financing	291,238,247	106,675,298
Borrowings from the FHLB	608,000,000	262,000,000
Senior unsecured notes	325,000,000	325,000,000
Due to brokers	18,153,020	—
Derivative instruments	19,473,262	18,515,163
Accrued expenses	46,390,267	19,273,388
Other liabilities	14,440,977	5,379,088
Total liabilities	1,328,846,773	1,530,759,640
Commitments and contingencies
Capital
Partners’ capital
Series A preferred units	820,956,465	780,756,015
Series B preferred units	289,133,997	272,095,114
Common units	57,866,450	44,836,920
Total partners’ capital	1,167,956,912	1,097,688,049
Noncontrolling interest	9,364,013	582,166
Total capital	1,177,320,925	1,098,270,215

Total liabilities and capital	$2,506,167,698	$2,629,029,855

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Income

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Net interest income
Interest income	$29,633,069	$34,082,375	$91,062,175	$105,260,943
Interest expense	12,554,368	9,005,953	35,703,283	25,045,686
Net interest income	17,078,701	25,076,422	55,358,892	80,215,257

Provision for loan losses	150,000	150,000	450,000	298,833
Net interest income after provision for loan losses	16,928,701	24,926,422	54,908,892	79,916,424

Other income
Operating lease income	11,209,647	1,773,167	26,599,973	4,063,189
Sale of loans, net	22,225,041	61,521,280	141,046,263	118,344,538
Gain (loss) on securities	(1,394,468)	2,696,250	4,481,847	12,872,438
Sale of real estate, net	3,524,727	—	10,887,448	1,474,585
Fee income	1,721,994	1,051,478	5,324,872	7,403,832
Net result from derivative transactions	(6,313,247)	(10,986,329)	16,635,489	(33,692,679)
Earnings from investment in unconsolidated joint ventures	1,362,527	286,575	2,351,878	1,087,514
Unrealized gain (loss) on Agency interest-only securities, net	3,188,919	(1,897,831)	(1,849,924)	(3,941,985)
Total other income	35,525,140	54,444,590	205,477,846	107,611,432
Costs and expenses
Salaries and employee benefits	14,343,883	14,706,122	47,937,276	37,960,078
Operating expenses	5,870,491	2,481,205	11,336,738	7,498,591
Real estate operating expenses	4,417,850	—	11,309,438	—
Fee expense	561,420	861,274	5,754,432	2,941,593
Depreciation and amortization	5,409,797	653,363	11,608,986	1,617,615
Total costs and expenses	30,603,441	18,701,964	87,946,870	50,017,877
Income before taxes	21,850,400	60,669,048	172,439,868	137,509,979
Income tax expense	663,868	336,184	3,450,948	750,353
Net income	21,186,532	60,332,864	168,988,920	136,759,626
Net (income) loss attributable to noncontrolling interest	(1,024,751)	(3,906)	(697,721)	(11,719)
Net income attributable to preferred and common unit holders	$20,161,781	$60,328,958	$168,291,199	$136,747,907

Earnings per common unit:
Basic	$0.18	$0.56	$1.54	$1.31
Diluted	$0.17	$0.53	$1.49	$1.25

Weighted average common units outstanding:
Basic	22,034,505	21,335,766	21,874,350	20,811,018
Diluted	22,550,855	22,550,855	22,550,855	21,925,357

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Comprehensive Income

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net income	$21,186,532	$60,332,864	$168,988,920	$136,759,626

Other comprehensive income (loss)
Unrealized gains on securities

Unrealized gain (loss) on real estate securities, available for sale	4,395,335	1,384,260	(6,559,849)	21,891,415

Reclassification adjustment for (gains) losses included in net income	1,394,468	(2,696,250)	(4,481,847)	(12,872,438)

Total other comprehensive income (loss)	5,789,803	(1,311,990)	(11,041,696)	9,018,977

Comprehensive income	26,976,335	59,020,874	157,947,224	145,778,603

Comprehensive (income) loss attributable to noncontrolling interest	(1,024,751)	(3,906)	(697,721)	(11,719)

Comprehensive income attributable to preferred and common unit holders	$25,951,584	$59,016,968	$157,249,503	$145,766,884

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Changes in Capital

(unaudited)

	Partners’ Capital Units			Partners’ Capital
	Series A	Series B	Common	Series A	Series B	Common	Total	Noncontrolling
	Preferred Units	Preferred Units	Units	Preferred Units	Preferred Units	Units	Partners’ Capital	Interest	Total Capital

Balance, December 31, 2011	6,115,500	2,075,619	21,423,312	$707,847,217	$257,376,700	$23,713,486	$988,937,403	$125,000	$989,062,403
Contributions	—	24,194	—	$—	$3,000,000	$—	$3,000,000	$521,875	$3,521,875
Distributions	—	—	—	$(58,396,459)	$(2,529,456)	$(15,235,385)	$(76,161,300)	$(15,625)	$(76,176,925)
Equity based compensation	—	31,452	1,127,543	$—	$1,892,473	$515,300	$2,407,773	$—	$2,407,773
Net income (loss)	—	—	—	$123,993,015	$11,638,376	$33,871,973	$169,503,364	$(49,084)	$169,454,280
Other comprehensive income	—	—	—	$7,312,242	$717,021	$1,971,546	$10,000,809	$—	$10,000,809
Balance, December 31, 2012	6,115,500	2,131,265	22,550,855	$780,756,015	$272,095,114	$44,836,920	$1,097,688,049	$582,166	$1,098,270,215
Contributions	—	14,516	—	$—	$1,800,000	$—	$1,800,000	$8,437,262	$10,237,262
Distributions	—	—	—	$(54,994,872)	$(17,846,876)	$(18,133,565)	$(90,975,313)	$(353,136)	$(91,328,449)
Equity based compensation	—	8,047	—	$—	$1,854,646	$340,027	$2,194,673	$—	$2,194,673
Net income (loss)	—	—	—	$101,879,718	$33,424,089	$32,987,392	$168,291,199	$697,721	$168,988,920
Other comprehensive income	—	—	—	$(6,684,396)	$(2,192,976)	$(2,164,324)	$(11,041,696)	$—	$(11,041,696)
Balance, September 30, 2013	6,115,500	2,153,828	22,550,855	$820,956,465	$289,133,997	$57,866,450	$1,167,956,912	$9,364,013	$1,177,320,925

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$168,988,920	$136,759,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,608,986	1,617,615
Unrealized (gain) loss on derivative instruments	5,030,545	2,033,514
Unrealized (gain) loss on Agency interest-only securities, net	1,849,924	3,941,985
Provision for loan losses	450,000	298,833
Cash collateral held by broker for derivatives	(1,075,479)	(11,524,366)
Amortization of equity based compensation	2,194,673	1,795,350
Amortization of deferred financing costs included in interest expense	3,293,359	2,016,018
Accretion/amortization of discount, premium and other fees on loans and securities	40,084,430	23,215,957
Realized gain on sale of mortgage loan receivables	(141,046,263)	(118,344,538)
Realized gain on sale of real estate securities	(4,481,847)	(12,872,438)
Realized gain on sale of real estate	(10,887,448)	(1,474,585)
Origination of mortgage loan receivables held for sale	(1,572,035,040)	(1,206,636,846)
Repayment of mortgage loan receivables held for sale	5,603,753	71,622,635
Proceeds from sales of mortgage loan receivables held for sale	2,246,099,121	1,414,067,008
Accrued interest receivable	649,333	648,677
Earnings on investment in unconsolidated joint ventures	(2,351,878)	(1,087,514)
Distributions of return on capital from investment in unconsolidated joint ventures	2,804,880	1,251,832
Changes in operating assets and liabilities:
Due to brokers	18,153,020	(871,802)
Due from brokers	(21,502,918)	(1,586,499)
Other assets	(25,373,397)	(815,393)
Accrued expenses and other liabilities	36,223,768	21,756,085
Net cash provided by (used in) operating activities	764,280,442	325,811,154
Cash flows used in investing activities:
Acquisition of fixed assets	—	(46,188)
Purchases of real estate securities	(707,021,887)	(368,996,968)
Repayment of real estate securities	330,611,532	798,280,319
Proceeds from sales of real estate securities	133,874,777	219,420,475
Purchase of FHLB stock	(23,300,000)	(5,000,000)
Origination and purchases of mortgage loan receivables held for investment	(233,727,109)	(304,025,800)
Repayment of mortgage loan receivables held for investment	184,292,674	133,660,270
Reduction (addition) of cash collateral held by broker	28,877,353	—
Real estate deposits	11,357,534	—
Capital contributions to investment in unconsolidated joint ventures	(4,676,914)	(5,348,566)
Distributions of return of capital from investment in unconsolidated joint ventures	4,824,245	4,870,614
Purchases of real estate	(158,102,978)	(247,105,362)
Proceeds from sale of real estate	27,666,715	70,883,494
Net cash provided by (used in) investing activities	(405,324,058)	296,592,288
Cash flows from financing activities:
Deferred financing costs	(3,696,880)	(10,670,032)
Repayment of repurchase agreement	3,374,644,489	(10,773,819,637)
Proceeds from repurchase agreement	(4,162,410,192)	9,931,005,403
Repayment of borrowings under credit agreements	30,000,000	—
Proceeds from borrowings under credit agreements	(30,000,000)	—
Proceeds from long-term financing	185,037,630	23,506,844
Repayment of long-term financing	(71,478)	(27,121)
Proceeds from FHLB borrowings	3,729,500,000	100,000,000
Repayments of FHLB borrowings	(3,383,500,000)	—
Proceeds from debt issued	—	325,000,000
Purchase of derivative instruments	(20,000)	—
Partners’ capital contributions	1,800,000	3,000,000
Partners’ capital distributions	(90,975,313)	(52,290,745)
Capital contributed by a noncontrolling interest	8,437,262	—
Capital distributed to a noncontrolling interest	(353,136)	(11,719)
Net cash provided by (used in) financing activities	(341,607,618)	(454,307,007)
Net increase in cash	17,348,766	168,096,435
Cash at beginning of period	45,178,565	83,350,445
Cash at end of period	$62,527,331	$251,446,880
Supplemental information:
Cash paid for interest	$33,670,316	$21,693,764
Cash paid for income taxes	$3,274,256	$750,353

Supplemental disclosure of non-cash financing activities:
Transfer from mortgage loan receivables held for investment, at amortized cost to mortgage loan receivable held for sale	$8,460,174	$—

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

1.                            ORGANIZATION AND OPERATIONS

On February 25, 2008, Ladder Capital Finance Holdings LLC (the “LLC”) was organized as a Delaware limited liability company.  Effective August 9, 2011, the LLC converted from a limited liability company to a limited liability limited partnership and the members of the LLC were admitted as partners in a newly formed company, Ladder Capital Finance Holdings LLLP (the LLC and Ladder Capital Finance Holding LLLP are collectively referred to as the “Company”).  The Company serves as the holding company for its wholly-owned or controlled subsidiaries that collectively operate as a leading commercial real estate finance company.  The Company’s existence is perpetual unless dissolved and terminated in accordance with the provisions of the corresponding operating agreements.

The Company completed a private offering of its Series A Participating Preferred units (the “Offering”) and a private offering of its Series B Participating Preferred units (the “Series B Offering”) and, through its wholly-owned subsidiaries, is using the proceeds of the Offering and the Series B Offering to originate and invest in a diverse portfolio of real estate-related assets.  The Company conducts its business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in select net leased and other commercial real estate assets.

2.                            SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows.  The interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, which are included in the Company’s registration statement on Form S-4, as amended, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report.  Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries which are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  All significant intercompany transactions and balances have been eliminated.

Noncontrolling interests in consolidated subsidiaries are defined as “the portion of the equity (net assets) in the subsidiaries not attributable, directly or indirectly, to a parent.”  Noncontrolling interests are presented as a separate component of capital in the consolidated balance sheets.  In addition, the presentation of net income attributes earnings to preferred and common unit holders (controlling interest) and noncontrolling interests.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Certain prior period amounts have been revised to reflect amounts associated with the noncontrolling interests of the preferred shareholders of the Company’s consolidated real estate investment trust (“REIT”) subsidiary, which was liquidated effective September 30, 2013.  Specifically, the prior period amounts have been revised to separately reflect the allocation of $3,906 and $11,719 of income and related distributions to noncontrolling interests in the consolidated statements of income and of cash flows for three and nine months ended September 30, 2012, respectively.  These balances and amounts have previously been classified in the balances and amounts attributable to partners’ capital (common units).  Management believes the impact of the revisions to the 2012 financial statements is inconsequential.

In addition, the prior period amounts in the table in Note 5 have been revised to separately reflect in-place leases and other intangibles in real estate, net.  This balance had previously been disclosed as building.

As of September 30, 2013, the Company’s significant accounting policies, which are detailed in the Company’s audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Registration Statement on Form S-4, as amended, have not changed materially.

Revision of Previously Issued Financial Statements

During the preparation of the financial statements for the quarter ended June 30, 2013, the Company identified and corrected an error in the manner in which it accounted for the unrealized gains/losses related to its investment in Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”). The error impacted the financial statements for the three and nine months ended September 30, 2012. Specifically, the Company historically incorrectly accounted for its investments in Agency interest-only securities as available-for-sale securities, rather than as financial instruments containing an embedded derivative for which the change in fair value is recorded in earnings. The effect of the correction is the reclassification of unrealized gains and losses on Agency interest-only securities from other comprehensive income to a component of net income, and accordingly impacts the consolidated statements of income, cash flows, comprehensive income, changes in capital, and segment reporting included in Note 15. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company has concluded that the non-cash error in accounting for its Agency interest-only securities is not material to the financial statements for any prior period when taken as a whole, both on a quantitative and qualitative basis.

During the preparation of the financial statements for the quarter ended September 30, 2013, the Company identified and corrected an error in the manner in which it accounted for the sale of loans into a securitization that had been originated to a consolidated affiliate (“Intercompany Loans”). Specifically, the Company historically incorrectly accounted for the sale of Intercompany Loans as a transfer of financial assets under ASC 860, Transfers and Servicing of Financial Assets, rather than as origination of debt. The Company has revised the previously reported financial statements for the three and nine month periods ended September 30, 2012 (as indicated in the tables below).  The effect of the correction is the reclassification from sale of loans, net to a component of long-term financing, with the premium on long-term financing amortized over the life of the loan as a reduction of interest expense, and accordingly impacts the consolidated balance sheets, statements of income, cash flows, comprehensive income, changes in capital, and segment reporting included in Note 15. The Company will revise the financial statements for the year ended December 31, 2012 when they are next filed in the Company’s annual financial statements on Form 10-K for the year ended December 31, 2013.  Net income was decreased by $2.9 million for the year ended December 31, 2012 with a corresponding increase to long-term financing.  Additionally, revisions to the three month period ended March 31, 2013 and the three and six month period ended June 30, 2013 will be made when they are next filed in the Company’s quarterly financial statements on Form 10-Q for the quarters ending March 31, 2014 and June 30, 2014, respectively.  Net income was decreased by $2.0 million for the three month period ended March 31, 2013 and $0.3 million and $2.4 million for the three and six month periods ended June 30, 2013, respectively, with a corresponding increase to long-term

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

financing.  The error also impacted the three months ended March 31, 2012 and the six months ended June 30, 2012 by incorrectly overstating net income by $0.3 million and $0.3 million, respectively, and understating long-term financing by a corresponding amount.  In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company has concluded that the error in accounting for its Intercompany Loans is not material to the financial statements for any prior quarter or annual period when taken as a whole, both on a quantitative and qualitative basis.

The effects of the revisions are summarized in the following tables:

Consolidated Balance Sheets

	December 31, 2012
	As Originally Reported	Adjustments	As Revised

Long-term financing	$103,755,644	$2,919,654	$106,675,298
Total liabilities	1,527,839,986	2,919,654	1,530,759,640
Series A preferred units	782,832,687	(2,076,672)	780,756,015
Series B preferred units	272,818,838	(723,724)	272,095,114
Common units	44,956,178	(119,258)	44,836,920
Total partners’ capital	1,100,607,703	(2,919,654)	1,097,688,049
Total capital	1,101,189,869	(2,919,654)	1,098,270,215

Consolidated Statements of Income

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Originally Reported	Adjustments	As Revised	As Originally Reported	Adjustments	As Revised

Interest expense	$9,012,599	(6,646)	$9,005,953	$25,059,614	(13,928)	$25,045,686
Net interest income	25,069,776	6,646	25,076,422	80,201,329	13,928	80,215,257
Net interest income after provision for loan losses	24,919,776	6,646	24,926,422	79,902,496	13,928	79,916,424
Sale of loans, net	61,677,399	(156,119)	61,521,280	118,760,382	(415,844)	118,344,538
Unrealized gain (loss) on agency IO securities, net	—	(1,897,831)	(1,897,831)	—	(3,941,985)	(3,941,985)
Total other income	56,498,540	(2,053,950)	54,444,590	111,969,261	(4,357,829)	107,611,432
Income before taxes	62,716,352	(2,047,304)	60,669,048	141,853,880	(4,343,901)	137,509,979
Net Income	62,380,168	(2,047,304)	60,332,864	141,103,527	(4,343,901)	136,759,626

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Originally Reported	Adjustments	As Revised	As Originally Reported	Adjustments	As Revised

Net Income	$62,380,168	$(2,047,304)	$60,332,864	$141,103,527	$(4,343,901)	$136,759,626
Unrealized gain (loss) on real estate securities, available for sale	(513,571)	1,897,831	1,384,260	17,949,430	3,941,985	21,891,415
Total Other Comprehensive Income (loss)	(3,209,821)	1,897,831	(1,311,990)	5,076,992	3,941,985	9,018,977
Comprehensive Income	59,170,347	(149,473)	59,020,874	146,180,519	(401,916)	145,778,603

Statements of Changes in Capital

	Nine Months Ended September 30, 2012
	Series A Preferred Units	Series B Preferred Units	Common Units	Total Partners’ Capital	Total Capital

Net Income - As originally reported	$105,018,149	$8,954,364	$27,131,013	$141,103,527	$141,103,527
Net Income - Adjustments	(3,233,005)	(275,662)	(835,234)	(4,343,901)	(4,343,901)
Net Income - As Revised	$101,785,144	$8,678,702	$26,295,779	$136,759,626	$136,759,626

Other Comprehensive Income - As originally reported	$3,778,618	$322,184	$976,191	$5,076,992	$5,076,992
Other Comprehensive Income - Adjustments	2,933,874	250,156	757,954	3,941,985	3,941,985
Other Comprehensive Income - As Revised	$6,712,492	$572,340	$1,734,145	$9,018,977	$9,018,977

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2012
	As Originally Reported	Adjustments	As Revised

Net Income	$141,103,527	$(4,343,901)	$136,759,626
Amortization of deferred financing costs included in interest expense	2,029,946	(13,928)	2,016,018
Unrealized gain (loss) on agency IO securities, net	—	3,941,985	3,941,985
Origination of mortgage loan receivables held for sale	(1,229,727,846)	23,091,000	(1,206,636,846)
Proceeds from sales of mortgage loan receivables held for sale	1,437,573,852	(23,506,844)	1,414,067,008
Net cash provided by (used in) operating activities	326,226,998	(415,844)	325,811,154
Proceeds from long-term financing	23,091,000	415,844	23,506,844
Net cash used in financing activities	(454,722,851)	415,844	(454,307,007)

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets.  In particular, the estimates used in the pricing process for real estate securities, is inherently subjective and imprecise.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012 and at various times during the periods, balances exceeded the insured limits. In addition, the Company maintains a cash account at the Federal Home Loan Bank (“FHLB”).

Restricted Cash

As of September 30, 2013, included in other assets on the Company’s consolidated balance sheets are $11,357,534 of security deposits received on real estate, which are considered restricted cash.

Transfer of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 6: Investments in Unconsolidated Joint Ventures.

Real Estate Securities

The Company designates its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in partners’

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

capital. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy as disclosed within this footnote for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in GN construction securities on the consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income. The Company estimates the fair value of its commercial mortgage-backed securities (“CMBS”) primarily based on pricing services and broker quotes for the same or similar securities in which it has invested. Different judgments and assumptions could result in materially different estimates of fair value.

When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an other-than-temporary impairment in the value of the security. An impairment will be considered other-than-temporary based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does not expect to recover the security’s cost basis (i.e., a credit loss). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is other-than-temporary and will be recognized currently in earnings equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend to, nor is it more likely than not that it will be required to sell before recovery, the impairment is other-than-temporary and will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. Estimating cash flows and determining whether there is other-than-temporary impairment require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.  No other-than-temporary impairment charges have been provided for in the financial statements at September 30, 2013 and December 31, 2012.

The Company considers information from selected third party pricing services in determining the fair value of its securities. The Company develops an understanding of the valuation methodologies used by such pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities.

The Company understands that the pricing services develop estimates of fair value for CMBS and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency Securities”) using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

may result in the Company “challenging” the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company’s objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

The Company requests prices for each of its CMBS and U.S. Agency Securities investments from three different sources. Typically, two prices per security are obtained. The Company may also develop a price for a security based on its direct observations of market activity and other observations if there is either significant variation in the values obtained from the pricing services or if the Company challenges the prices provided. The Company then utilizes the simple average of the available prices to determine the value used for financial reporting. The Company may occasionally utilize broker quotes as a price validation; however, since broker quotes are non-binding, the Company does not consider them to be a primary source for valuation.

Since inception, the Company has not encountered significant variation in the values obtained from the various pricing sources. In the extremely limited occasions where the prices received were challenged, the challenge resulted in the prices provided by the pricing services being updated to reflect current market updates or cash flow assumptions. The lack of significant variation and challenges are directly related to the high liquidity and transparency of the securities that constitute the portfolio.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and contractual terms of the Company’s loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected recovery period of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company has historically collected, and expects to continue to collect, all contractual amounts due on its originated loans and CMBS. As a result, the Company does not adjust the projected cash flows to reflect anticipated credit losses for these types of investments. If the performance of a credit deteriorated security is more favorable than forecasted, the Company will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and repayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

For loans that the Company has not elected to record at fair value under FASB ASC 825 and are classified as available-for-sale, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred reducing the basis of the loan and are realized as a portion of the

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

gain/(loss) on sale of loans when sold.  As of September 30, 2013 and December 31, 2012, the Company did not hold any loans for which the fair value option was elected.

The Company utilizes expected cash flows, prepayment speed and default assumptions in calculating expected yield on securities portfolio.  The effective yield is updated on a prospective basis based upon changes in those assumptions.

For our CMBS rated below AA, which represents approximately 9.0% of the Company’s CMBS portfolio as of September 30, 2013, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

Fee Expense

Fee expense is comprised primarily of closing fees paid related to purchases of real estate and management fees incurred.  In addition, the Company entered into a loan referral agreement with Meridian Capital Group LLC, as disclosed in Note 12. The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on such referred loan, as defined in the agreement, payable annually in arrears.  While the arrangement gives rise to a potential conflict of interest, full disclosure is given and the borrower waives the conflict in writing.

Recently Issued and Adopted Accounting Pronouncements

In December 2011, the Financing Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives.  The provisions of ASU 2011-11 are effective for reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively.  The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial condition or results of operations, but did impact financial statement disclosures.

In February 2013, the FASB released ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s consolidated financial condition or results of operations, but did impact financial statement disclosures.

In February 2013, the FASB released ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 enhances the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. It requires companies to present information about reclassifications out of AOCI in one place. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. The adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s consolidated financial condition or results of operations, but did impact financial statement disclosures.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013.  This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

3.                            MORTGAGE LOAN RECEIVABLES

September 30, 2013

			Weighted	Remaining
	Outstanding	Carrying	Average	Maturity
	Face Amount	Value	Yield	(years)

Mortgage loan receivables held for investment, at amortized cost	$378,389,179	$369,609,166	10.58%	1.95
Mortgage loan receivables held for sale	93,031,322	93,031,322	5.46%	9.11
Total	$471,420,501	$462,640,488

December 31, 2012

			Weighted	Remaining
	Outstanding	Carrying	Average	Maturity
	Face Amount	Value	Yield	(years)

Mortgage loan receivables held for investment, at amortized cost	$331,719,768	$326,318,550	11.28%	2.27
Mortgage loan receivables held for sale	623,644,114	623,332,620	4.81%	8.84
Total	$955,363,882	$949,651,170

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the mortgage loan receivables by loan type:

	As of September 30, 2013		As of December 31, 2012
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount	Value

Mortgage loan receivables held for sale
First mortgage loan	$93,031,322	$93,031,322	$623,644,114	$623,332,620
Total mortgage loan receivables held for sale	93,031,322	93,031,322	623,644,114	623,332,620
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	273,196,690	267,872,407	237,373,112	235,589,104
Mezzanine loan	105,192,489	104,086,759	94,346,656	92,629,446
Total mortgage loan receivables held for investment, at amortized cost	378,389,179	371,959,166	331,719,768	328,218,550

Reserve for loan losses	—	2,350,000	—	1,900,000
Total	$471,420,501	$462,640,488	$955,363,882	$949,651,170

For the three months ended September 30, 2013, the Company originated/purchased $475,728,286 first mortgage and mezzanine loan receivables on commercial real estate properties and received $20,607,244 of principal repayments on outstanding loans. The Company participated in two securitization transactions by selling originated first mortgage loans totaling $1,028,384,689.

For the three months ended September 30, 2012, the Company originated/purchased $406,286,945 first mortgage and mezzanine loan receivables on commercial real estate properties and received $30,401,263 of principal repayments on outstanding loans. The Company participated in two securitization transactions by selling originated first mortgage loans totaling $643,764,456.

For the nine months ended September 30, 2013, the Company originated/purchased $1,805,762,149 first mortgage and mezzanine loan receivables on commercial real estate properties and received $189,896,427 of principal repayments on outstanding loans. The Company participated in five securitization transactions by selling originated first mortgage loans totaling $2,182,034,456, sold two loans totaling $92,750,000 to a third party, and sold one loan totaling $17,200,000 to the partnership described in Note 6.

For the nine months ended September 30, 2012, the Company originated/purchased $1,510,662,646 first mortgage and mezzanine loan receivables on commercial real estate properties and $15,548,893 FHA loans and received $205,282,905 of principal repayments on outstanding loans. The Company participated in four securitization transactions by selling originated first mortgage loans totaling $1,206,560,223 and sold three loans totaling $114,358,421 to the partnership described in Note 6.

The transfers of financial assets via sales of loans have been treated as sales by us under ASC 860 with the exception of one asset with a book value of $998,209 in which the Company retains effective control that would preclude sales accounting. The transfer is considered to be a secured borrowing in which the asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment at amortized cost and the sale proceeds are recognized in other liabilities.

For the three months ended September 30, 2013, the activity in our loan portfolio was as follows:

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance June 30, 2013	$333,953,973	$577,340,067
Origination of mortgage loan receivables	54,705,500	421,022,786
Repayment of mortgage loan receivables held	(19,771,358)	(835,886)
Proceeds from sales of mortgage loan receivables	—	(926,720,686)
Realized gain on sale of mortgage loan receivables	—	22,225,041
Transfer between held for investment and held for sale	—	—
Accretion/amortization of discount, premium and other fees	871,051	—
Loan loss provision	(150,000)	—
Balance September 30, 2013	$369,609,166	$93,031,322

For the nine months ended September 30, 2013, the activity in our loan portfolio was as follows:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	233,727,109	1,572,035,040
Repayment of mortgage loan receivables	(184,292,674)	(5,603,753)
Proceeds from sales of mortgage loan receivables	—	(2,246,099,121)
Realized gain on sale of mortgage loan receivables	139,901	140,906,362
Transfer between held for investment and held for sale	(8,460,174)	8,460,174
Accretion/amortization of discount, premium and other fees	2,626,454	—
Loan loss provision	(450,000)	—
Balance September 30, 2013	$369,609,166	$93,031,322

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired; however, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio, and therefore the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, for loan losses totaling $150,000 and $450,000 for the three and nine months ended

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2013, respectively and $150,000 and $298,833 for the three and nine months ended September 30, 2012, respectively.

Reserve for Loan Losses

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Reserve for loan losses at beginning of period	$2,200,000	$1,600,000	$1,900,000	$1,451,167
Reserve for loan losses	150,000	150,000	450,000	298,833
Charge-offs	—	—	—	—
Reserve for loan losses at end of period	$2,350,000	$1,750,000	$2,350,000	$1,750,000

4.                            REAL ESTATE SECURITIES

CMBS, CMBS interest-only, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2013 and December 31, 2012. ($ in thousands):

September 30, 2013

							Weighted Average
	Outstanding	Amortized Cost	Gross Unrealized			# of				Remaining Duration
Asset Type	Face Amount	Basis	Gains	Losses	Carrying Value	Securities	Rating (1)	Coupon %	Yield %	(years)

CMBS	$867,594	$858,627	$19,722	$(882)	$877,467	85	AAA	4.59%	4.41%	4.41
CMBS interest-only	4,397,253	205,247	3,144	(1,067)	207,324	15	AAA	0.94%	4.91%	3.88
GNMA interest-only	1,905,271	109,502	1,817	(4,363)	106,956	35	AAA	1.12%	7.91%	3.00
FHLMC interest-only	220,421	8,358	395	—	8,753	2	AAA	0.95%	5.31%	2.17
GN construction securities	10,559	10,747	438	(787)	10,398	3	AAA	4.31%	3.82%	6.94
GN permanent securities	102,708	105,194	1,186	(302)	106,078	12	AAA	5.59%	4.67%	3.50
Total	$7,503,806	$1,297,675	$26,702	$(7,401)	$1,316,976

December 31, 2012

							Weighted Average
	Outstanding	Amortized Cost	Gross Unrealized			# of				Remaining Duration
Asset Type	Face Amount	Basis	Gains	Losses	Carrying Value	Securities	Rating (1)	Coupon %	Yield %	(years)

CMBS	$781,271	$783,454	$23,763	$(444)	$806,773	93	AAA	5.38%	4.77%	1.43
CMBS interest-only	234,463	25,219	1,924	—	27,143	3	AAA	2.11%	2.70%	3.28
GNMA interest-only	2,039,528	121,825	2,974	(3,802)	120,997	31	AAA	1.34%	8.79%	2.99
FHLMC interest-only	222,515	9,518	481	—	9,999	2	AAA	0.89%	5.31%	2.56
GN construction securities	43,023	44,390	7,459	(6)	51,843	10	AAA	5.03%	3.57%	6.54
GN permanent securities	105,566	109,008	214	(415)	108,807	18	AAA	5.22%	3.63%	2.68
Total	$3,426,366	$1,093,414	$36,815	$(4,667)	$1,125,562

(1) Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the highest rating is used. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

There were no realized gains (losses) on sales of Agency interest-only securities included in gain (loss) on securities on the Company’s consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following is a breakdown of the fair value of the Company’s securities by remaining maturity based upon expected cash flows at September 30, 2013 and December 31, 2012 ($ in thousands):

September 30, 2013

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$177,212	$319,699	$380,556	$—	$877,467
CMBS interest-only	—	183,412	23,912	—	207,324
GNMA interest-only	489	103,349	3,118	—	106,956
FHLMC interest-only	—	8,753	—	—	8,753
GN construction securities	—	714	9,684	—	10,398
GN permanent securities	21,360	56,797	27,921	—	106,078
Total	$199,061	$672,724	$445,191	$—	$1,316,976

December 31, 2012

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$324,559	$473,049	$9,165	$—	$806,773
CMBS interest-only	—	27,143	—	—	27,143
GNMA interest-only	1,186	119,811	—	—	120,997
FHLMC interest-only	—	9,999	—	—	9,999
GN construction securities	—	5,775	46,068	—	51,843
GN permanent securities	15,489	92,239	1,079	—	108,807
Total	$341,234	$728,016	$56,312	$—	$1,125,562

5.                            REAL ESTATE, NET

During the nine months ended September 30, 2013, the Company purchased one retail property subject to long-term net lease obligations for a total of $4,990,741, through a consolidated, majority-owned joint venture, one 13-story office building in Southfield, MI for $18,000,000, and through a consolidated, majority-owned joint venture with an operating partner, a portfolio of office buildings in Richmond, VA for $135,000,000. During the nine months ended September 30, 2012, the Company purchased 29 retail properties subject to long-term net lease obligations for a total of $246,998,807. During the nine months ended September 30, 2013, there were no sales of these properties. During the nine months ended September 30, 2012, 12 of these properties were sold for $71,217,114, resulting in a gain on sale of $1,474,585.

On December 20, 2012, the Company acquired, through a consolidated, majority-owned joint venture with an operating partner, 427 unsold residential condominium units in a 670 unit condominium project for $119,000,000, many of which are subject to residential leases which are no longer than two years. The Company consolidates the condominium’s homeowners’ association given its control of that legal entity. The entity’s balances consisting largely of cash and other reserves of $2,460,189 are included in other assets and other liabilities on the Company’s consolidated balance sheet. During the three months ended September 30, 2013, 28 of these condominium units were sold for $9,580,390, resulting in a gain on sale of $3,524,727. During the nine months ended September 30, 2013, 71 of these condominium units were sold for $27,666,715, resulting in a gain on sale of $10,887,448. In addition, during the three and nine months ended September 30, 2013, the Company recorded $1,092,864 and $3,830,551, respectively, of rental income from the condominium units subject to residential leases.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following table presents additional detail related to our real estate portfolio:

	September 30, 2013	December 31, 2012

Land	$73,628,649	$54,234,563
Building	390,271,789	296,432,261
In-place leases and other intangibles	61,364,377	33,415,296
Real estate	525,264,815	384,082,120
Less: Accumulated depreciation and amortization	(15,117,937)	(4,060,448)

Real estate, net	$510,146,878	$380,021,672

The Company’s intangible assets are comprised of in-place leases, favorable/unfavorable leases compared to market leases and other intangibles. At September 30, 2013, gross intangible assets totaled $61,364,377 with total accumulated amortization of $4,762,191, resulting in net intangible assets of $56,602,186. At December 31, 2012, gross intangible assets totaled $33,415,296 with total accumulated amortization of $996,999, resulting in net intangible assets of $32,418,297. For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $555,854 and $1,729,714, respectively. For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $125,987 and $308,979, respectively. As of September 30, 2013, the Company has recorded an offset against rental revenues of $3,303,195 for favorable/unfavorable leases.

The following table presents expected amortization during the next five years and thereafter related to the acquired in-place lease intangibles, for property owned as of September 30, 2013:

Period ended December 31,	Amount
2013 (last 3 months)	$1,309,241
2014	2,618,484
2015	2,618,484
2016	2,618,484
2017	2,618,484
Thereafter	44,819,009
Total	$56,602,186

The following is a schedule of contractual future minimum rent under leases at September 30, 2013:

Period ended December 31,	Amount
2013 (last 3 months)	$9,914,396
2014	42,546,604
2015	39,764,406
2016	34,069,130
2017	29,963,455
Thereafter	301,940,497
Total	$458,198,488

The following unaudited pro forma information has been prepared based upon our historical consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the consolidated financial

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

statements and notes thereto. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations.

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
	Company		Consolidated	Company		Consolidated
	Historical	Acquisitions	Pro Forma	Historical	Acquisitions	Pro Forma
Operating lease income	$11,209,647	$—	$11,209,647	$26,599,973	$7,352,933	$33,952,906
Net income	21,186,532	—	21,186,532	168,988,920	1,916,702	170,905,622
Net (income) loss attributable to noncontrolling interest	(1,024,751)	—	(1,024,751)	(697,721)	(306,200)	(1,003,921)
Net income attributable to preferred and common unit holders	20,161,781	—	20,161,781	168,291,199	1,610,501	169,901,700
Earnings per common units:
Basic	$0.18	$—	$0.18	$1.54	$0.07	$1.61
Diluted	$0.17	$—	$0.17	$1.49	$0.07	$1.56

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma
Operating lease income	$1,773,167	$5,271,135	$7,044,302	$4,063,189	$16,146,487	$20,209,676
Net income	60,332,864	1,144,061	61,476,925	136,759,626	4,023,894	140,783,520
Net (income) loss attributable to noncontrolling interest	(3,906)	(240,291)	(244,197)	(11,719)	(771,768)	(783,487)
Net income attributable to preferred and common unit holders	60,328,958	903,770	61,232,728	136,747,907	3,252,126	140,000,033
Earnings per common units:
Basic	$0.56	$0.04	$0.60	$1.31	$0.16	$1.47
Diluted	$0.53	$0.04	$0.57	$1.25	$0.15	$1.40

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation and, (iii) exclude transaction costs associated with the properties acquired.

From the date of acquisition through September 30, 2013, the Company recorded $8,679,230 of operating lease income from the real estate acquisitions.

6.                            INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2013, the Company had an aggregate investment of $12,074,319 in its equity method joint ventures with unaffiliated third parties. The Company formed the first of these ventures to invest in first mortgage loans held for investment and acquired an equity interest in the second in connection with the refinancing of a first mortgage loan on an office building. As of September 30, 2013, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (the “Partnership”) and acted as general partner, and owned a 25% membership interest in Grace Lake JV, LLC (the “LLC”).

The Company accounts for its interest in the Partnership using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights. The Company accounts for its interest in the LLC using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner, and therefore does not exert significant influence.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Total assets	$233,702,424	$234,316,162
Total liabilities	129,121,914	107,534,277
Partners’/members’ capital	$104,580,510	$126,781,885

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we have elected to value at cost, as of September 30, 2013 and December 31, 2012:

Entity	September 30, 2013	December 31, 2012

Ladder Capital Realty Income Partnership I LP	$9,931,421	$12,674,652
Grace Lake JV, LLC	2,142,898	—
Company’s investment in unconsolidated joint ventures	$12,074,319	$12,674,652

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total revenues	$8,152,610	$4,472,085	$28,139,381	$12,272,989
Total expenses	2,511,312	1,603,339	$8,242,115	4,258,155
Net income	$5,641,298	$2,868,746	$19,897,266	$8,014,834

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
Entity	2013	2012	2013	2012

Ladder Capital Realty Income Partnership I LP	$1,102,527	$286,575	$1,941,878	$1,087,514
Grace Lake JV, LLC	260,000	—	410,000	—
Earnings from investment in unconsolidated joint ventures	$1,362,527	$286,575	$2,351,878	$1,087,514

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in the Partnership. Simultaneously with the execution of the Partnership agreement, the Company was engaged as the Manager of the Partnership and is entitled to a fee based upon the average net equity invested in the Partnership, which is subject to a fee reduction in the event average net equity invested in the Partnership exceeds $100,000,000. During the three and nine months ended September 30, 2013, the Company recorded $150,836 and $619,697, respectively, in management fees, which is reflected in fee income in the consolidated statements of income.  During the three and nine months ended September 30, 2012, the Company recorded $186,675 and $531,269, respectively, in management fees.

During the three months ended September 30, 2013, there were no sales of loans to the Partnership.  During the nine months ended September 30, 2013, the Company sold one loan to the Partnership for aggregate proceeds of $17,200,000, which exceeded its carrying value by $139,901, and is included in sale of loans, net on the consolidated statements of operations.  During the nine months ended September 30, 2012, the Company sold three loans to the Partnership for aggregate proceeds of $114,358,421, which exceeded its carrying value by $1,292,250 and is included in sale of loans, net on the consolidated statements of operations.  The Company has deferred 10% of the gain on sale of loans to the Partnership, representing its 10% limited partnership interest, until such loans are subsequently sold by the Partnership.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale full prepayment or other disposition.  As of September 30, 2013 and December 31, 2012, the return thresholds have been met on certain assets that have been fully realized.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced and the Company converted its interest into a 25% limited liability company interest in the LLC, which holds an investment in an office building complex.  After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale.  The Company does not participate in losses from its investment.

7.                            FINANCING

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities throughout the fiscal year.  The Company has entered into four committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,300,000,000 of credit capacity.  Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties.  The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of September 30, 2013 and December 31, 2012.

The Company has the option to extend some of the current facilities subject to a number of conditions, including satisfaction of certain notice requirements, no event of default exists, and no margin deficit exists, all as defined in the repurchase facility agreements.  The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, to be exercised on a good faith basis, and have the right to require additional collateral, a full and/or partial repayment of the facilities (margin call), or a reduction in unused availability under the facilities, sufficient to rebalance the facilities if the estimated market value of the included collateral declines.

The Company has also entered into a term master repurchase agreement with a major U.S. banking institution to finance CMBS totaling $600,000,000.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities.  The borrowings under these agreements have typical advance rates between 60% and 95% of the collateral.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2013

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at September 30, 2013	Maturity	Options	Collateral	Collateral	Collateral

					Two additional
					twelve month	First mortgage
					periods at	commercial real
$300,000,000	$—	$300,000,000	—	5/18/2015	Company’s option	estate loans	$—	$—

					Two additional
					364 day	First mortgage
					periods at	commercial real
$250,000,000	$—	$250,000,000	—	4/10/2014	Company’s option	estate loans	$—	$—

					Two additional
					twelve month	First mortgage
					periods at	commercial real
$450,000,000	$—	$450,000,000	—	5/26/2015	Company’s option	estate loans	$—	$—

						First mortgage
						commercial real
$300,000,000	$—	$300,000,000	—	1/24/2014	N/A	estate loans	$—	$—

$1,300,000,000	$—	$1,300,000,000					$—	$—

						Investment grade
						commercial real
$600,000,000	$—	$600,000,000		1/27/2014	N/A	estate securities	$—	$—

						Investment grade
						commercial real
$—	$6,151,000	$—	1.330%	10/21/2013	N/A	estate securities	$8,927,000	$8,927,000

$1,900,000,000	$6,151,000	$1,900,000,000					$8,927,000	$8,927,000

December 31, 2012

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at Dec. 31, 2012	Maturity	Options	Collateral	Collateral	Collateral

						First mortgage
						commercial real
						estate loans &
						investment grade
			Between 2.459%			commercial mortgage
$300,000,000	$40,806,925	$259,193,075	and 2.958%	9/26/2013	N/A	backed securities	$54,603,105	$61,155,699

						First mortgage
						commercial real
$50,000,000	$28,995,000	$21,005,000	2.708%	1/29/2013	N/A	estate loans	$37,800,000	$42,518,901

					Two additional
					twelve month	First mortgage
			Between 2.458%		periods at	commercial real
$450,000,000	$133,165,026	$316,834,974	and 3.208%	5/24/2015	Company’s option	estate loans	$225,934,255	$237,654,929

						First mortgage
						commercial real
$300,000,000	$23,400,000	$276,600,000	2.710%	1/24/2014	N/A	estate loans	$36,000,000	$41,080,320

$1,100,000,000	$226,366,951	$873,633,049					$354,337,359	$382,409,849

						Investment grade
						commercial real
$600,000,000	$278,020,851	$321,979,149	1.408%	1/25/2016	N/A	estate securities	$324,912,372	$324,912,372

						Investment grade
			Between 0.700%	1/7/2013-		commercial real
$—	$289,528,900	$—	and 1.711%	1/23/2013	N/A	estate securities	$349,585,161	$349,585,161

$1,700,000,000	$793,916,702	$1,195,612,198					$1,028,834,892	$1,056,907,382

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50,000,000 credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities. As of September 30, 2013, there were no borrowings outstanding under the Company’s credit agreement.

Long-Term Financing

During the nine months ended September 30, 2013, the Company executed 16 term debt agreements to finance properties in its real estate portfolio.  During 2012, the Company executed ten term debt agreements to finance such real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022 and 2023 and totaling $291,238,247 at September 30, 2013 and $106,675,298 at December 31, 2012.  These long-term nonrecourse mortgages include net unamortized premiums of $3,938,007 and $2,919,654 at September 30, 2013 and December 31, 2012, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  The Company recorded $140,630 and $403,203 of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2013, respectively.  The Company recorded $6,646 and $13,928 of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2012, respectively.

Borrowings from the FHLB

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”), a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB.  As of September 30, 2013, Tuebor had $608,000,000 of borrowings outstanding (with an additional $797,000,000 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.36% to 2.40%, and advance rates of 57% to 95% of the collateral.  Collateral for the borrowings was comprised of $727,007,971 of CMBS and U.S. Agency Securities and $53,883,611 of first mortgage commercial real estate loans.  As of December 31, 2012, Tuebor had $262,000,000 of borrowings outstanding (with an additional $738,000,000 of committed term financing available from the FHLB), with terms of 6 months to 5 years, interest rates of 0.39% to 0.93%, and advance rates of 87% to 95% of the collateral.  Collateral for the borrowings was comprised of $333,580,527 of CMBS and U.S. Agency Securities.  Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval.

Senior Unsecured Notes

On September 14, 2012, the Company issued $325,000,000 in principal amount of 7.375% Senior Notes due October 1, 2017 (the “Notes”) at par.  The Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The Notes are unsecured and are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

The Company issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis.  Ladder Capital Finance Corporation is a 100% owned finance subsidiary of Ladder Capital Finance Holdings LLLP with no assets or operations.  None of Ladder Capital Finance Holdings LLLP’s other subsidiaries currently guarantee the Notes.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following schedule reflects the Company’s contractual payments under borrowings by maturity:

Period ending December 31,	Borrowings by Maturity

2013 (last 3 months)	$31,151,000
2014	183,000,000
2015	115,000,000
2016	105,000,000
2017	445,000,000
Thereafter	351,238,247
$1,230,389,247

8.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is based upon market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.  The fair value of the mortgage loan receivables held for sale is based upon a securitization model utilizing market data from recent securitization spreads and pricing.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2013 and December 31, 2012 are as follows ($ in thousands):

September 30, 2013

					Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$867,594	$858,627	$877,467	Broker quotations, pricing services	4.41%	4.41
CMBS interest-only(1)	4,397,253	205,247	207,324	Broker quotations, pricing services	4.91%	3.88
GNMA interest-only(1)	1,905,271	109,502	106,956	Broker quotations, pricing services	7.91%	3.00
FHLMC interest-only(1)	220,421	8,358	8,753	Broker quotations, pricing services	5.31%	2.17
GN construction securities(1)	10,559	10,747	10,398	Broker quotations, pricing services	3.82%	6.94
GN permanent securities(1)	102,708	105,194	106,078	Broker quotations, pricing services	4.67%	3.50
Mortage loan receivable held for investment, at amortized cost	378,389	369,609	371,959	Discounted Cash Flow(3)	10.58%	1.95
Mortgage loan receivable held for sale	93,031	93,031	96,831	Discounted Cash Flow(4)	5.46%	9.11
FHLB stock(5)	36,400	36,400	36,400	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	81,250	N/A	1,642	Counterparty quotations	N/A	17.22
Liabilities:
Repurchase agreements - short-term	6,151	6,151	6,151	Discounted Cash Flow(2)	1.33%	0.06
Long-term financing	291,238	291,238	282,762	Discounted Cash Flow(2)	4.84%	8.96
Borrowings from the FHLB	608,000	608,000	607,215	Discounted Cash Flow(2)	0.69%	2.38
Senior unsecured notes	325,000	325,000	340,031	Broker quotations, pricing services	7.38%	4.00
Nonhedge derivatives(1)(6)	541,700	N/A	19,473	Counterparty quotations	N/A	2.68

(1)         Measured at fair value on a recurring basis.

(2)         Fair value for repurchase agreement liabilities is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.  For the borrowings from the FHLB, the carrying value approximates the fair value discounting the expected cash flows. For the long-term financing, the carrying value approximates the fair value discounting the expected cash flows.  If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any security positions.

(3)         Fair value for mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk.

(4)         Fair value for mortgage loan receivables, held for sale is measured at fair value using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(5)         The fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(6)         The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

December 31, 2012

					Weighted Average
	Outstanding	Amortized		Fair Value	Yield	Remaining
	Face Amount	Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$781,271	$783,454	$806,773	Broker quotations, pricing services	4.77%	1.43
CMBS interest-only(1)	234,463	25,219	27,143	Broker quotations, pricing services	2.70%	3.28
GNMA interest-only(1)	2,039,528	121,825	120,997	Broker quotations, pricing services	8.79%	2.99
FHLMC interest-only(1)	222,515	9,518	9,999	Broker quotations, pricing services	5.31%	2.56
GN construction securities(1)	43,023	44,390	51,843	Broker quotations, pricing services	3.57%	6.54
GN permanent securities(1)	105,566	109,008	108,807	Broker quotations, pricing services	3.63%	2.68
Mortgage loan receivable held for investment, at amortized cost	331,720	326,319	331,720	Discounted Cash Flow (3)	11.28%	2.27
Mortgage loan receivable held for sale	623,644	623,333	674,414	Discounted Cash Flow (4)	4.81%	8.84
FHLB stock (5)	13,100	13,100	13,100	(5)	3.50%	N/A
Nonhedge derivatives (1)(6)	600,750	N/A	5,695	Counterparty quotations	N/A	4.70
Liabilities:
Repurchase agreements - short-term	359,331	359,331	359,331	Discounted Cash Flow (2)	1.47%	0.13
Repurchase agreements - long-term	434,586	434,586	434,586	Discounted Cash Flow (2)	1.87%	1.47
Long-term financing	106,675	106,675	106,517	Discounted Cash Flow (2)	5.35%	9.32
Borrowings from the FHLB	262,000	262,000	262,787	Discounted Cash Flow (2)	0.61%	3.06
Senior unsecured notes	325,000	325,000	333,938	Broker quotations, pricing services	7.38%	4.75
Nonhedge derivatives (1)(6)	303,600	N/A	18,515	Counterparty quotations	N/A	3.56

(1)         Measured at fair value on a recurring basis.

(2)         Fair value for repurchase agreement liabilities is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.  For the borrowings from the FHLB, the carrying value approximates the fair value discounting the expected cash flows. For the long-term financing, the carrying value approximates the fair value discounting the expected cash flows.  If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any security positions.

(3)         Fair value for mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days and no significant change in credit risk).

(4)         Fair value for mortgage loan receivables, held for sale is measured at fair value using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(5)         The fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(6)         The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Valuation Hierarchy

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP (FASB — Accounting Standards Codification Topic 820), the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

•  Quoted prices in active markets for similar instruments,

•  Quoted prices in less active or inactive markets for identical or similar instruments,

•  Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•  Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

•                  Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                  Valuations based on internal models with significant unobservable inputs.

Pursuant to the authoritative guidance, these levels form a hierarchy.  The Company follows this hierarchy for its financial instruments measured at fair value on a recurring basis.  The classifications are based on the lowest level of input that is significant to the fair value measurement.

It is the Company’s policy to determine when transfers between levels of the fair value hierarchy are deemed to have occurred at the end of the reporting period.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2013 and December 31, 2012 ($ in thousands):

September 30, 2013

	Outstanding Face	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$867,594	$—	$877,467	$—	$877,467
CMBS interest-only(1)	4,397,253	—	207,324	—	207,324
GNMA interest-only(1)	1,905,271	—	106,956	—	106,956
FHLMC interest-only(1)	220,421	—	8,753	—	8,753
GN construction securities(1)	10,559	—	10,398	—	10,398
GN permanent securities(1)	102,708	—	106,078	—	106,078
Mortgage loan receivable held for investment	378,389	—	—	371,959	371,959
Mortgage loan receivable held for sale	93,031	—	—	96,831	96,831
FHLB stock	36,400	—	—	36,400	36,400
Nonhedge derivatives(1)	81,250	—	1,642	—	1,642
Liabilities:
Repurchase agreements - short-term	6,151	—	6,151	—	6,151
Long-term financing	291,238	—	—	282,762	282,762
Borrowings from the FHLB	608,000	—	—	607,215	607,215
Senior unsecured notes	325,000	—	340,031	—	340,031
Nonhedge derivatives(1)	541,700	—	19,473	—	19,473

December 31, 2012

	Outstanding Face	Fair Value
	Amount	Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$781,271	$—	$806,773	$—	$806,773
CMBS interest-only(1)	234,463	—	27,143	—	27,143
GNMA interest-only(1)	2,039,528	—	120,997	—	120,997
FHLMC interest-only(1)	222,515	—	9,999	—	9,999
GN construction securities(1)	43,023	—	51,843	—	51,843
GN permanent securities(1)	105,566	—	108,807	—	108,807
Mortgage loan receivable held for investment	331,720	—	—	331,720	331,720
Mortgage loan receivable held for sale	623,644	—	—	674,414	674,414
FHLB stock	13,100	—	—	13,100	13,100
Nonhedge derivatives(1)	600,750	—	5,695	—	5,695
Liabilities:
Repurchase agreements - short-term	359,331	—	359,331	—	359,331
Repurchase agreements - long-term	434,586	—	434,586	—	434,586
Long-term financing	106,675	—	—	106,517	106,517
Borrowings from the FHLB	262,000	—	—	262,787	262,787
Senior unsecured notes	325,000	—	333,938	—	333,938
Nonhedge derivatives(1)	303,600	—	18,515	—	18,515

(1) Measured at fair value on a recurring basis.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

9.                            DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations.  The following is a breakdown of the derivatives outstanding as of September 30, 2013 and December 31, 2012:

September 30, 2013

		Fair Value
Contract Type	Notional	Positive(1)	Negative(1)	Net

Caps
1MO LIB	$71,250,000	$—	$—	$—
Futures
5-years U.S. T-Note	28,100,000	—	403,234	(403,234)
10-year U.S. T-Note	343,200,000	6,375	10,567,708	(10,561,333)
Total futures	371,300,000	6,375	10,970,942	(10,964,567)
Swaps
3MO LIB	136,900,000	1,209,388	8,062,580	(6,853,192)
Credit Derivatives
CMBX	10,000,000	426,310	—	426,310
CDX	33,500,000	—	439,740	(439,740)
Total credit derivatives	43,500,000	426,310	439,740	(13,430)
Total derivatives	$622,950,000	$1,642,073	$19,473,262	$(17,831,189)

December 31, 2012

		Fair Value
Contract Type	Notional	Positive(1)	Negative(1)	Net

Caps
1MO LIB	$128,750,000	$21	$—	$21
Futures
5-years U.S. T-Note	111,100,000	254,906	1,563	253,344
10-year U.S. T-Note	319,500,000	3,650,938	243,609	3,407,328
Total futures	430,600,000	3,905,844	245,172	3,660,672
Swaps
3MO LIB	174,500,000	—	17,788,614	(17,788,614)
Credit Derivatives
CMBX	67,000,000	1,779,458	—	1,779,458
TRX	68,500,000	—	481,377	(481,377)
S&P 500 Put Options	4,000,000	3,770	—	3,770
Call Option CBOE SPX Vol Index	31,000,000	5,426	—	5,426
Total credit derivatives	170,500,000	1,788,654	481,377	1,307,277
Total derivatives	$904,350,000	$5,694,519	$18,515,163	$(12,820,644)

(1)         Included in derivative instruments, at fair value, in the accompanying consolidated balance sheets.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
Contract Type	2013	2012	2013	2012

Caps	$(123)	$(387)	$(21)	$(1,487)
Futures	(5,341,870)	(3,662,801)	13,674,395	(17,229,750)
Swaps	(430,816)	(3,639,445)	5,685,427	(13,208,074)
Credit Derivatives	(540,438)	(3,683,696)	(2,724,312)	(3,253,368)
Total	$(6,313,247)	$(10,986,329)	$16,635,489	$(33,692,679)

The Company’s counterparties held $31,132,518 and $32,207,997 of cash margin as collateral for derivatives as of September 30, 2013 and December 31, 2012, respectively, which is included in cash collateral held by brokers in the consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of September 30, 2013 and December 31, 2012, the Company was in compliance with these requirements and not in default on its indebtedness.  As of September 30, 2013 and December 31, 2012, there was $31,132,518 and $32,207,997 of cash collateral held by the derivative counterparties for these derivatives, respectively.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

As of September 30, 2013

Offsetting of Financial Assets and Derivative Assets

		Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$1,642,073	$—	$1,642,073	$—	$(712,307)	$2,354,380
Total	$1,642,073	$—	$1,642,073	$—	$(712,307)	$2,354,380

As of September 30, 2013

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross amounts of	Gross amounts	Net amounts of liabilities	Gross amounts not offset in the balance sheet
Description	recognized liabilities	offset in the balance sheet	presented in the balance sheet	Financial instruments	Cash collateral posted/(received)(1)	Net amount

Derivatives	$19,473,262	$—	$19,473,262	$(2,361)	$30,420,211	$(10,944,588)
Repurchase agreements	6,151,000	—	6,151,000	8,927,000	—	(2,776,000)
Total	$25,624,262	$—	$25,624,262	$8,924,639	$30,420,211	$(13,720,588)

(1) Included in cash collateral held by broker on consolidated balance sheets.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

As of December 31, 2012

Offsetting of Financial Assets and Derivative Assets

		Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received (1)	Net amount

Derivatives	$5,694,519	$—	$5,694,519	$—	$4,841,197	$853,322
Total	$5,694,519	$—	$5,694,519	$—	$4,841,197	$853,322

As of December 31, 2012

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross amounts of	Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	recognized liabilities	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received (1)	Net amount

Derivatives	$18,515,163	$—	$18,515,163	$—	$27,366,800	$(8,851,637)
Repurchase agreements	793,916,703	—	793,916,703	1,028,834,892	—	(234,918,189)
Total	$812,431,866	$—	$812,431,866	$1,028,834,892	$27,366,800	$(243,769,826)

(1) Included in cash collateral held by broker on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  The Company does not present its derivative and repurchase agreements net on the consolidated financial statements.

10.                     PARTNERS’ CAPITAL

Pursuant to the Limited Liability Limited Partnership Agreement (“LLLP Agreement”), the Company’s general partner has delegated all management powers to the Company’s Board of Directors, who, pursuant to the same LLLP Agreement, are appointed by certain significant investors and the Chief Executive Officer (“CEO”) of the Company. All other rights as to distributions and income allocations for each class of partners are described below.

Cash Distributions to Partners

Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company’s Board of Directors.  All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the LLLP Agreement.

First, to the holders of Series A and Series B participating preferred units pro rata based on the capital account of each such holder’s interests, until the Series A and Series B participating preferred unit holders have each received an amount equivalent to their respective capital accounts; then

Second, 20% to the common unit holders, and 80% to the holders of Series A participating preferred units, until the Series A participating preferred unit holders have each received an amount equivalent to $124 per unit; and

Thereafter, 20% to common unit holders, and 80% to the holders of Series A and Series B participating preferred units, pro rata based on the units held by each holder.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Notwithstanding the foregoing, subject to available liquidity as determined by Company’s Board of Directors, the Company intends to make quarterly tax distributions equal to a partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in the Company’s LLLP agreement) for each partner as the product of (x) the federal taxable income (or alternative minimum taxable income, as the case may be, allocated by the Company to such partner in respect of the partnership interests of the Company held by such partner and (y) the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY, taking into account for federal income tax purposes, the deductibility of state and local taxes.

Allocation of Income and Loss

Income and losses are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the LLLP Agreement upon liquidation of the Company’s assets.

Changes in Accumulated Other Comprehensive Income

For the three months ended September 30, 2013	Unrealized gain (loss) on real estate securities, available for sale

Begining balance	$15,663,593
Other comprehensive income before reclassifications	4,395,335
Amounts reclassified from accumulated other comprehensive income(1)	1,394,468
Net current-period other comprehensive income	5,789,803
Ending balance	$21,453,396

For the nine months ended September 30, 2013	Unrealized gain (loss) on real estate securities, available for sale

Begining balance	$32,495,092
Other comprehensive income before reclassifications	(6,559,849)
Amounts reclassified from acumulated other comprehensive income(1)	(4,481,847)
Net current-period other comprehensive income	(11,041,696)
Ending balance	$21,453,396

(1) Amount of change reflects change in unrealized (gains)/losses related to investments in real estate securities, net of reclassification adjustments.

11.                     EARNINGS PER UNIT

The Company accounts for earnings per unit (“EPU”) in accordance with ASC 260 and related guidance, which requires two calculations of EPU to be disclosed: basic EPU and diluted EPU. Under ASC Subtopic 260-10-45, as of January 1, 2009, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our Participating Preferred Units, are considered participating securities for

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

purposes of calculating EPU for our common units. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPU allocated to common units, as shown in the table below.

The numerator for basic and diluted earnings per unit is net earnings attributable to common unitholders reduced by dividends paid and earnings attributable to participating securities. The denominator for basic earnings per unit is the weighted average number of common units outstanding during the period. The denominator for diluted earnings per unit is weighted average units outstanding adjusted for the effect of dilutive unvested grants awards for common units as described in Note 13 Compensation Plans.

The following is a reconciliation of the weighted average basic number of common units outstanding to the diluted number of common and common unit equivalent units outstanding and the calculation of earnings per unit using the two-class method:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except share amounts)	2013	2012	2013	2012

Net income attributable to Preferred and Common Unit Holders	$20,162	$60,329	$168,291	$136,748
Dividends Paid(1):
Common units	(6,353)	(2,366)	(18,134)	(10,449)
Preferred units	(25,721)	(9,510)	(72,842)	(41,842)
Total dividends paid to common and preferred unit holders	(32,074)	(11,876)	(90,976)	(52,291)
Undistributed earnings:
Common units	(2,383)	9,691	15,463	16,891
Preferred units	(9,530)	38,763	61,853	67,566
Total undistributed (excess distributed) earnings attributable to common and preferred unit holders	$(11,913)	$48,454	$77,316	$84,457
Weighted average common units outstanding:
Weighted average common units outstanding (basic)	22,034,505	21,335,766	21,874,350	20,811,018
Weighted average common units outstanding (diluted)	22,550,855	22,550,855	22,550,855	21,925,357
Basic earnings per common unit:
Distributed	$0.29	$0.11	$0.83	$0.50
Undistributed	(0.11)	0.45	0.71	0.81
Total	$0.18	$0.56	$1.54	$1.31
Diluted earnings per common unit:
Distributed	$0.28	$0.10	$0.80	$0.48
Undistributed	(0.11)	0.43	0.69	0.77
Total	$0.17	$0.53	$1.49	$1.25

(1)         The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year’s earnings.

12.                     RELATED PARTY TRANSACTIONS

The Company entered into a loan referral agreement with Meridian Capital Group LLC (“Meridian”), which is an affiliate of a member of the Company’s Board of Directors and an investor in the Company.  The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears.  While the arrangement gives rise to a potential conflict of interest, full disclosure is given and the borrower waives the conflict in writing.  This agreement is cancelable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement.  The Company incurred fees of $150,000 and $450,000 during the three and nine months ended September 30, 2013, respectively, for loans originated in accordance with this agreement, of which $450,000 is accrued for and payable as of September 30, 2013.  The Company incurred fees of $120,000 and $360,000 during the three and nine months ended September 30, 2012 for loans originated in accordance with this agreement, of which $360,000 was accrued

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

for and payable as of September 30, 2012.  These fees are reflected in fee expense in the accompanying consolidated statements of income.

13.                    STOCK BASED COMPENSATION PLANS

The 2008 Incentive Equity Plan of the Company, as amended in 2012, was adopted by the Board of Directors on September 22, 2008 (the “2008 Plan”), and provides certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives.

On April 20, 2010, 910,491 Class A-2 Common Units were granted to a member of management.  The grants issued are subject to a forty-two (42) month vesting period, commencing on April 20, 2010.  On June 4, 2012, 1,127,543 Class A-2 Common Units and 31,451.61 Series B Participating Preferred Units were granted to a new member of the management team.  The grants issued are subject to a thirty-six (36) month vesting period, commencing on January 1, 2012 and vest monthly.  In addition, the new member purchased 24,193.55 Series B Participating Preferred Units as well as received an option to purchase an additional 24,193.55 Series B Participating Preferred Units within one year of grant date at a price of $124 per unit.  The fair value of the units at grant date was $130.0 per unit, and the difference is recognized to deferred compensation expense over the vesting period.  The option in respect of 14,516.13 Series B Participating Preferred Units was exercised on May 29, 2013 at an exercise price of $124.0 per unit. The remaining options held were terminated on May 29, 2013.  On May 20, 2013, 6,570 Series B Participating Preferred Units were granted to a new employee.  The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly.  On June 3, 2013, 2,531 Series B Participating Preferred Units were granted to a new employee.  The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly.  In accordance with a provision under the grant agreements, certain Series B Participating Preferred unitholders have elected to return a portion of their Series B Participating Preferred Units at each vesting, to reimburse the Company for payroll taxes paid on behalf of the unitholders.

The Company has estimated the fair value of such units granted based, in part, on the price to book value ratios of comparable companies, which is approved by the Board of Directors.  Other key inputs are based on management’s prior experience, current market conditions and projected conditions of the commercial real estate industry.  All units issued under the 2008 Plan are amortized over the units’ vesting periods and charged against income.  The Company recognized equity-based compensation expense of $624,711 and $2,194,673 for the three and nine months ended September 30, 2013, respectively.  The Company recognized equity based compensation expense of $474,501 and $1,795,350 for the three and nine months ended September 30, 2012, respectively.

A summary of the grants is presented below:

	For the three months ended September 30,				For the nine months ended September 30,
	2013		2012		2013		2012
		Weighted		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average	Number of	Average
	Units	Fair Value	Units	Fair Value	Units	Fair Value	Units	Fair Value

Grants - Class A-2 Common Units	—	$—	—	$—	—	$—	1,127,543	$1,360,106
Grants - Series A Participating Preferred Units	—	—	—	—	—	—	—	—
Grants - Series B Participating Preferred Units	(1,054)	(158,100)	—	—	8,047	1,207,050	40,323	5,241,935

Amortization to compensation expense
Class A-2 Common Units		(113,343)		(99,236)		(340,027)		(401,268)
Series A Participating Preferred Units		—		—		—		—
Series B Participating Preferred Units		(511,368)		(375,265)		(1,854,646)		(1,394,082)
Total amortization to compensation expense		$(624,711)		$(474,501)		$(2,194,673)		$(1,795,350)

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

Deferred Compensation Plan

The Company entered into a Phantom Equity Investment Plan, effective on June 30, 2011 (the “Plan”). The Plan is an annual deferred compensation plan pursuant to which mandatory contributions are made to the Plan, depending upon the participant’s specific level of compensation, and to which participants may make elective contributions. Generally, if a participant’s total compensation is in excess of a certain threshold, a portion of a participant’s performance-based annual bonus is required to be deferred into the Plan. Otherwise, amounts may be deferred into the Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the Plan.

In February 2012, Company employees contributed $2,156,283 to the Plan. There have been no contributions to the Plan for the nine months ended September 30, 2013.  Under the Plan, there are both elective and mandatory contributions to the Plan based upon a minimum level of total compensation.  Mandatory contributions are subject to one-third vesting over a three year period following the applicable Plan year in which the related compensation was earned.  Elective contributions are immediately vested upon contribution.  Compensation expense is liability-based and 100% expensed upon contribution.  The employees receive phantom units of Series B Participating Preferred Units at the fair market value of the units.  As of September 30, 2013 there have been $6,431,654 total contributions to the Plan resulting in 42,722 phantom units outstanding, of which 20,420 are unvested.

14.                     COMMITMENTS

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015.  There is an option to renew the lease for an additional five years at an increased monthly rental.  The office space has subsequently been subleased to a third party.  Income received on the subleased office space is included in operating expenses on the consolidated statements of income.  In 2011, the Company entered into a new lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option.  In 2012, the Company entered into one new lease for secondary office space.  The lease commenced on May 15, 2012 and expires on May 14, 2015 with no extension option.

The following is a schedule of future minimum rental payments required under the above operating leases:

Year ended December 31,	Amount

2013 (last 3 months)	$445,073
2014	1,781,716
2015	1,381,992
2016	1,125,069
2017	1,180,400
Thereafter	4,819,967
Total	$10,734,217

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of twelve to fifteen months.  As of September 30, 2013, the Company’s commitment to purchase these securities at fixed prices ranging from 101.1 to 107.3 was $168,166,635, of which $120,729,203 was funded, with $47,437,432 remaining to be funded.  As of December 31, 2012, the Company’s commitment to purchase these securities at fixed prices ranging from 101.1 to 107.3 was $178,738,909, of which $42,030,253 was funded, with $136,708,656 remaining to be funded.  The fair value of those commitments at September 30, 2013 and December 31, 2012 was ($477,609) and $3,448,503, respectively, which was determined by pricing services as adjusted for estimated liquidity discounts and is included in GN construction securities on the consolidated balance sheets.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

15.                     SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how management reviews and manages its business.  These reportable segments include Loans, Securities, and Real Estate.  The Loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The Securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities.  The Real Estate segment includes selected net lease and other commercial real estate assets.  Corporate/Other includes our investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Three months ended September 30, 2013
Interest income	$17,473	$12,146	$—	$14	$29,633
Interest expense	78	(772)	(2,026)	(9,834)	(12,554)
Net interest income (expense)	17,551	11,374	(2,026)	(9,820)	17,079
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	17,401	11,374	(2,026)	(9,820)	16,929

Operating lease income	—	—	11,210	—	11,210
Sales of investments, net	20,862	(32)	3,524	—	24,354
Fee income	488	—	90	1,144	1,722
Net result from derivative transactions	(1,408)	(4,905)	—	—	(6,313)
Earnings from investment in unconsolidated joint ventures	—	—	—	1,363	1,363
Unrealized gain (loss) from agency IO securities, net	—	3,189	—	—	3,189
Total other income	19,942	(1,748)	14,824	2,507	35,525

Salaries and employee benefits	(5,950)	—	—	(8,394)	(14,344)
Operating expenses	37	—	(7)	(5,900)	(5,870)
Real estate operating expenses	—	—	(4,418)	—	(4,418)
Fee expense	(314)	12	(14)	(245)	(561)
Depreciation	—	—	(5,274)	(136)	(5,410)
Total costs and expenses	(6,227)	12	(9,713)	(14,675)	(30,603)

Tax expense	—	—	—	(664)	(664)
Segment profit (loss)	$31,116	$9,638	$3,085	$(22,652)	$21,187

Total assets	$462,641	$1,316,976	$510,147	$216,404	$2,506,168

Three months ended September 30, 2012
Interest income	$15,944	$18,162	$—	$(24)	$34,082
Interest expense	(3,123)	(3,586)	(925)	(1,372)	(9,006)
Net interest income (expense)	12,821	14,576	(925)	(1,396)	25,076
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	12,671	14,576	(925)	(1,396)	24,926

Operating lease income	—	—	1,773	—	1,773
Sales of investments, net	60,872	2,608	—	738	64,218
Fee income	203	251	327	270	1,051
Net result from derivative transactions	(7,150)	(3,836)	—	—	(10,986)
Earnings from investment in unconsolidated joint ventures	—	—	—	287	287
Unrealized gain (loss) from agency IO securities, net	—	(1,898)	—	—	(1,898)
Total other income	53,925	(2,875)	2,101	1,295	54,445

Salaries and employee benefits	(7,351)	—	—	(7,356)	(14,707)
Operating expenses	31	—	(672)	(1,840)	(2,481)
Fee expense	(782)	(17)	(5)	(57)	(861)
Depreciation	—	—	(517)	(136)	(653)
Total costs and expenses	(8,102)	(17)	(1,194)	(9,389)	(18,702)

Tax expense	—	—	—	(336)	(336)
Segment profit (loss)	$58,494	$11,684	$(18)	$(9,826)	$60,332

Total assets	$525,715	$1,288,685	$205,217	$363,863	$2,383,480

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

(unaudited)

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Nine months ended September 30, 2013
Interest income	$50,262	$40,757	$—	$43	$91,062
Interest expense	(3,015)	(2,818)	(6,026)	(23,844)	(35,703)
Net interest income (expense)	47,247	37,939	(6,026)	(23,801)	55,359
Provision for loan losses	(450)	—	—	—	(450)
Net interest income (expense) after provision for loan losses	46,797	37,939	(6,026)	(23,801)	54,909

Operating lease income	—	—	26,600	—	26,600
Sales of investments, net	139,545	5,844	10,887	140	156,416
Fee income	1,813	8	303	3,201	5,325
Net result from derivative transactions	12,704	3,931	—	—	16,635
Earnings from investment in unconsolidated joint ventures	—	—	—	2,352	2,352
Unrealized gain (loss) from agency IO securities, net	—	(1,850)	—	—	(1,850)
Total other income	154,062	7,933	37,790	5,693	205,478

Salaries and employee benefits	(22,250)	—	—	(25,687)	(47,937)
Operating expenses	140	—	(7)	(11,470)	(11,337)
Real estate operating expenses	—	—	(11,309)	—	(11,309)
Fee expense	(1,876)	(345)	(3,071)	(463)	(5,755)
Depreciation	—	—	(11,199)	(410)	(11,609)
Total costs and expenses	(23,986)	(345)	(25,586)	(38,030)	(87,947)

Tax expense	—	—	—	(3,451)	(3,451)
Segment profit (loss)	$176,873	$45,527	$6,178	$(59,589)	$168,989

Total assets	$462,641	$1,316,976	$510,147	$216,404	$2,506,168

Nine months ended September 30, 2012
Interest income	$41,228	$63,717	$—	$316	$105,261
Interest expense	(7,161)	(13,744)	(1,855)	(2,286)	(25,046)
Net interest income (expense)	34,067	49,973	(1,855)	(1,970)	80,215
Provision for loan losses	(299)	—	—	—	(299)
Net interest income (expense) after provision for loan losses	33,768	49,973	(1,855)	(1,970)	79,916

Operating lease income	—	—	4,063	—	4,063
Sales of investments, net	117,099	12,872	1,475	1,246	132,692
Fee income	5,892	251	646	615	7,404
Net result from derivative transactions	(22,718)	(10,975)	—	—	(33,693)
Earnings from investment in unconsolidated joint ventures	—	—	—	1,088	1,088
Unrealized gain (loss) from agency IO securities, net	—	(3,942)	—	—	(3,942)
Total other income	100,273	(1,794)	6,184	2,949	107,612

Salaries and employee benefits	(16,500)	—	—	(21,460)	(37,960)
Operating expenses	110	—	(672)	(6,937)	(7,499)
Fee expense	(2,690)	(61)	(13)	(177)	(2,941)
Depreciation	—	—	(1,207)	(411)	(1,618)
Total costs and expenses	(19,080)	(61)	(1,892)	(28,985)	(50,018)

Tax expense	—	—	—	(750)	(750)
Segment profit (loss)	$114,961	$48,118	$2,437	$(28,756)	$136,760

Total assets	$525,715	$1,288,685	$205,217	$363,863	$2,383,480

(1)         Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $36.4 million as of September 30, 2013.

16.                     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements, and determined disclosure of the following is necessary:

Commercial Real Estate

On October 9, 2013, the Company acquired, through a consolidated, majority-owned joint venture with an operating partner, a 26-story office building in Minneapolis, MN for $52,248,689.  At the date of acquisition, the office building was 83.8% leased and occupied.

Master Repurchase Agreement

On October 18, 2013, the Company amended its term master repurchase agreement with a major U.S. banking institution to finance CMBS it holds and acquires.  The material changes from the prior agreement include (a) extending the termination date of the facility an additional fifteen months from January 25, 2014 to April 30, 2015, (b) reducing the maximum aggregate facility amount from $600,000,000 to $300,000,000 effective as of January 25, 2014, (c) releasing of certain guarantors under the facility and (d) changing the pricing spread for all transactions under the facility occurring after October 18, 2013 to be the greater of (i) a percentage of the credit spread over the relevant benchmark rate and (ii) a fixed amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Ladder Capital Finance Holdings LLLP included within this Quarterly Report on Form 10-Q and the Registration Statement on Form S-4, as amended.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors”  within this Quarterly Report on Form 10-Q and “Risk Factors” within the Registration Statement on Form S-4, as amended, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in “Risk Factors” set forth in the Registration Statement on Form S-4, as amended.

Overview

We are a leading commercial real estate finance company with a proprietary loan origination platform and an established national footprint. As a non-bank operating company, we believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of commercial real estate debt capital and the substantial demand for new financings in the sector. We believe our comprehensive, fully-integrated in-house infrastructure, access to a diverse array of committed financing sources and highly experienced management team of industry veterans will allow us to continue to prudently grow our business as we endeavor to capitalize on profitable opportunities in various market conditions.

We conduct our business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and other commercial real estate assets. We apply a comprehensive best practices underwriting approach to every loan and investment that we make, rooted in management’s deep understanding of fundamental real estate values and proven expertise in these complementary business lines through multiple economic and credit cycles.

Our primary business strategy is originating conduit first mortgage loans on stabilized, income-producing commercial real estate properties that can be securitized. From our inception in October 2008 through September 30, 2013, we originated $5.4 billion of conduit commercial real estate loans, $5.1 billion of which were sold into 16 securitizations.  According to market data provided by Commercial Mortgage Alert, this makes us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States for that period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $1.1 billion of balance sheet loans held for investment from inception through September 30, 2013. During that timeframe, we also acquired $5.2 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $654.2 million of selected net leased and other commercial real estate assets.

As of September 30, 2013, we had $2.5 billion in total assets and $1.2 billion in book equity capital. As of that date, our assets included $1.7 billion of senior secured assets, including $359.2 million of first mortgage loans secured by commercial real estate, $1.1 billion of investment grade-rated CMBS, and $232.2 million of U.S. Agency Securities. We also owned $510.1 million of real estate at September 30, 2013.

Our primary sources of revenue include net interest income on our investments, which comprised 32.6% and 21.3% of our total net interest income after provision for loan losses and other income (“net revenues”) for the three and nine months ended September 30, 2013, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 42.4% and 54.2% of our net revenues for the three and nine months ended September 30, 2013, respectively.  In addition, net interest income on our investments, comprised 80.6% and 32.8% of our net income for the three and nine months ended September 30, 2013, respectively, and income from sales of loans, net, comprised 104.9% and

83.5% of our net income for the three and nine months ended September 30, 2013, respectively.  We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008 and we are currently capitalized by our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our operating business to include 59 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of September 30, 2013, we had $1.2 billion of debt financing outstanding, including $608.0 million of financing from the FHLB (with an additional $797.0 million of committed term financing available to us), $291.2 million of third-party, non-recourse mortgage debt, $6.2 million of other securities financing, and $325.0 million of Notes.  We had no committed secured term repurchase agreement financing outstanding (with an additional $1.9 billion of committed secured term financing available to us).  As of September 30, 2013, our debt-to-equity ratio was 1.0:1.0, as we employ leverage prudently to maximize financial flexibility.

We conduct operations through our subsidiaries in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.  Our subsidiary, Ladder Capital Realty Finance Trust, which elected to be taxed as a REIT for federal income tax purposes, was dissolved effective September 30, 2013. Certain of its subsidiaries were also dissolved, while others have been relocated within the Ladder organization to positions that we believe will facilitate efficient funding, asset management and compliance with certain regulatory computations.

Refer to Note 16 to the unaudited consolidated financial statements for disclosure regarding events subsequent to September 30, 2013.

Our businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets.  Our mix of business segments is designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions.  The following table summarizes the value of our investment portfolio as reported in our consolidated financial statements as of the dates indicated below:

	September 30, 2013	December 31, 2012
	($ in thousands)
Loans
Conduit first mortgage loans	$93,031	$623,333
Balance sheet first mortgage loans	266,180	229,926
Other commercial real estate-related loans	103,429	96,392
Total loans	462,640	949,651
Securities
CMBS investments	1,084,791	833,916
U.S. Agency Securities investments	232,185	291,646
Total securities	1,316,976	1,125,562
Real Estate
Total real estate, net	510,147	380,022

Total investments	2,289,763	2,455,235
Cash, cash equivalents and cash collateral held by broker	98,716	109,169
Other assets	117,688	64,626
Total assets	$2,506,167	$2,629,030

We invest in the following types of assets:

Loans

Conduit first mortgage loans. We originate conduit first mortgage loans that are secured by income-producing commercial real estate. These first mortgage loans are typically structured with fixed interest rates and five- to ten-year terms. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the U.S. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Conduit first mortgage loans in excess of $50.0 million also require the approval of our Board of Directors’ Risk and Underwriting Committee.

Although our primary intent is to sell our conduit first mortgage loans into CMBS securitization trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, offer them for sale to CMBS trusts as part of a securitization process or otherwise sell them as whole loans to third-party institutional investors. From inception through September 30, 2013, we originated and funded $5.4 billion of conduit first mortgage loans, and securitized $5.1 billion of mortgage loans in 16 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012 and five securitizations in the nine months ended September 30, 2013. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed a single-asset securitization as an issuer. During the nine months ended 2013 and 2012, conduit first mortgage loans have remained on our balance sheet for a weighted average of 75 and 80 days prior to securitization, respectively. As of September 30, 2013, we held four first mortgage loans that were available to be offered for sale into a securitization with an aggregate book value of $93.0 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 64.07% at September 30, 2013.

Balance sheet first mortgage loans.  We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the borrowers, and generally have floating rates and terms (including extension options) ranging from one to three years. Balance sheet first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our conduit first mortgage loans. Balance sheet first mortgage loans in excess of $20.0 million also require the approval of our Board of Directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment, or offer them for sale to our institutional bridge loan partnership. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization) or sold to our institutional bridge loan partnership. As of September 30, 2013, we held a portfolio of 18 balance sheet first mortgage loans with an aggregate book value of $266.2 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 58.4% at September 30, 2013.

Other commercial real estate-related loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt, and other structured finance products related to commercial real estate. As of September 30, 2013, we held $103.4 million of other commercial real estate-related loans. Based on the loan balance through the mezzanine or subordinated debt and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 74.9%.

From inception through September 30, 2013, we originated and funded $1.1 billion of balance sheet first mortgage loans and other commercial real estate-related loans which are included in mortgage loan receivables held for investment on our consolidated balance sheets.

The following charts set forth our total outstanding conduit loans, balance sheet loans and other commercial real estate-related loans as of September 30, 2013 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying asset.

Loan Type	Loan Size

Geographic Location	Asset Type

Securities

CMBS investments.  We invest in CMBS secured by first mortgage loans on commercial real estate, and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise the assets within CMBS trusts, as well as our experience in structuring CMBS transactions.  AAA-rated securities positions greater than $50 million and all other securities positions greater than $26 million require the approval of our Board of Directors’ Risk and Underwriting Committee. As of September 30, 2013, the estimated fair value of our portfolio of CMBS investments totaled $1.1 billion in 100 CUSIPs ($10.8 million average investment per CUSIP). As of that date, all of our CMBS were rated investment grade by one or more of Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”), Dominion Bond Rating Service (“DBRS”) or Fitch Ratings Inc. (“Fitch”), consisting of 78.9% AAA/Aaa-rated securities, and 21.1% of other investment grade-rated securities, including 12.1% rated AA/Aa, 3.0% rated A/A and 6.0% rated BBB/Baa.  In the future, we may invest in investments that are not rated.  As of September 30, 2013, our CMBS investments had a weighted average duration of 4.3 years.  The commercial real estate collateral underlying our CMBS portfolio is located throughout the U.S.  As of September 30, 2013, by property count and market value, respectively, 47.4% and 58.0% of the collateral underlying our CMBS investments was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the U.S., with 6.7% and 23.7% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 4.6% by property count and 0.2% to 6.6% by market value.

U.S. Agency Securities investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association, or by a government sponsored entity, such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. In addition, these securities are secured by first mortgage loans on commercial real estate. AAA-rated securities positions greater than $50 million and all other securities positions greater than $26 million require the approval of our Board of Directors’ Risk and Underwriting Committee. As of September 30, 2013, the estimated fair value of our portfolio of U.S. Agency Securities was $232.2 million in 52 CUSIPs ($4.5 million average investment per CUSIP), with a weighted average duration of 3.4 years.  The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the U.S. As of September 30, 2013, by market value, 41.6%, 23.9% and 15.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York, Oregon and Texas, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 34.5%, California represented 27.6% and Florida represented 10.3% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2013 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by an agency of the U.S. government.

Real estate

Commercial real estate properties.  As of September 30, 2013, we owned 34 single tenant retail properties with an aggregate book value of $259.4 million. These properties are leased on a net basis where the tenant is generally responsible for payment of real estate taxes, building insurance and maintenance. Sixteen of our properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of September 30, 2013, our net leased properties comprised a total of 1.4 million square feet, had a 100% occupancy rate, had an average age since construction of 6.6 years and a weighted average remaining lease term of 19.0 years. In addition, as of September 30, 2013, we owned a 13 story office building with a book value of $18.0 million through a joint venture with an operating partner, and a portfolio of office buildings with a book value of $132.7 million through a separate joint venture with an operating partner.

The following charts set forth a breakdown of our real estate portfolio by geographic location as of September 30, 2013.

Residential real estate.  As of September 30, 2013, we owned 356 unsold residential condominium units in a 670 unit condominium project at Veer Towers in Las Vegas with a book value of $100.2 million through a joint venture with an operating partner. As of September 30, 2013, the units were 59% leased and occupied. We sold 28 and 71 units during the three and nine months ended September 30, 2013, generating aggregate gains on sale of $3.5 million and $10.9 million, respectively, and we intend to sell the remaining unsold units over time.

Other investments

Institutional bridge loan partnership.  In 2011, we established an institutional partnership with a major pension fund to invest in first mortgage bridge loans that met pre-defined criteria. Our partner owns 90% of the limited partnership interests and we own the remaining 10% on a pari passu basis and act as general partner. While we retain the discretion over which loans to propose to sell to the Partnership, our partner retains the discretion to accept or reject individual loans. As the general partner, we earn management fees and incentive fees from the partnership. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to the partnership and on a case-by-case basis, as approved by our partner, may retain certain exit fees. As of September 30, 2013, the Partnership owned $146.2 million of first mortgage bridge loan assets that were financed by $52.3 million of term debt. Debt of the Partnership is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of September 30, 2013, the book value of our investment in the institutional Partnership was $9.9 million.

Unconsolidated joint venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event.  On March 22, 2013, the loan was refinanced and we converted our interest into a 25% limited liability company interest in Grace Lake JV, LLC. As of September 30, 2013, the LLC owned an office building with a carrying value of $78.4 million that is financed by $78.2 million of long-term debt. Debt of the LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of September 30, 2013, the book value of our investment in the LLC was $2.1 million.

Other asset management activities. As of September 30, 2013, we also managed three separate CMBS investment accounts for private investors with combined total assets of $7.0 million. As of October 2012, we are no longer purchasing any new investments for these accounts, however, we will continue to manage the existing investments until their full prepayment or other disposition.

Business outlook

We believe the commercial real estate finance market currently presents substantial opportunities for new origination, as it is characterized by stabilizing property values, a low interest rate environment, and a supply-demand imbalance for financing.  Over $1.6 trillion of commercial real estate debt is scheduled to mature over the next five years according to Trepp, while at the same time traditional real estate lenders such as banks and insurance companies face significant new capital and regulatory requirements.

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. In 2011, new CMBS issuances totaled $32.7 billion, despite a slowdown in originations of commercial real estate mortgage loans during the second half of the year because of the uncertain economic climate created by the Euro-area crisis. In 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the nine months ended September 30, 2012, new CMBS issuances totaled $30.9 billion. For the nine months ended September 30, 2013, new CMBS issuances totaled $60.5 billion, a 96.0% increase over the same period in 2012. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

We believe our ability to quickly and efficiently shift our focus between lending, securities, and real estate investment opportunities allows us to take advantage of attractive investment opportunities under a variety of market conditions.  There are times when the conduit lending/securitization market conditions are very favorable and we shift our focus and allocate our equity toward that market. At other times, especially when markets are under stress, investment in securities is more attractive and we quickly shift focus and equity accordingly.

The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) introduced complex, comprehensive legislation into the financial industry, which will have far reaching effects on the securitization industry and its participants. There is uncertainty as to how, in the coming years, the Dodd-Frank Act may affect us or our competitors.  In addition, there can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

Factors impacting operating results

There are a number of factors that influence our operating results in a meaningful way.  The most meaningful include: (1) our competition; (2) market and economic conditions; (3) loan origination volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; and (8) effectiveness of our hedging and other risk management practices.

Results of operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Overview

Net income attributable to preferred and common unit holders totaled $20.1 million for the three months ended September 30, 2013, compared to $60.3 million for the three months ended September 30, 2012.  The $40.2 million decrease in net income attributable to preferred and common unit holders was primarily the result of decreased income from securitizations of $38.7 million and a $3.6 million increase in interest expense which was primarily attributable to the $325.0 million of Notes that were outstanding during the three months ended September 30, 2013 but only for 16 days of the three months ended September 30, 2012.

Adjusted net income totaled $46.8 million for the three months ended September 30, 2013, compared to $57.3 million for the three months ended September 30, 2012.  The decrease in adjusted net income was also due to the decreased income from loan securitizations discussed in the preceding paragraph. See “Reconciliation of Non-GAAP financial measures” for our definition of adjusted net income and a reconciliation to net income attributable to preferred and common unit holders.

Net interest income

Interest income totaled $29.6 million for the three months ended September 30, 2013, compared to $34.1 million for the three months ended September 30, 2012.  The $4.5 million decrease in interest income was primarily attributable to a decrease in our average investment in our securities portfolios.  For the three months ended September 30, 2013, securities investments averaged $1.2 billion (61.8% of average interest bearing investments) versus an average loan investment balance of $716.8 million.  For the three months ended September 30, 2012, securities investments averaged $1.4 billion (65.5% of average interest bearing investments) versus an average loan investment balance of $761.0 million.

Interest expense totaled $12.6 million for the three months ended September 30, 2013, compared to $9.0 million for the three months ended September 30, 2012.  The $3.6 million increase in interest expense was primarily attributable to the interest expense associated with the $325.0 million of Notes that were outstanding during the three months ended September 30, 2013 but only 16 days of the three months ended September 30, 2012 which was partially offset by the greater use of low-cost FHLB borrowings for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Net interest income totaled $17.1 million for the three months ended September 30, 2013, compared to $25.1 million for the three months ended September 30, 2012.  The $8.0 million decrease in net interest income was primarily attributable to the lower securities investment balances during the quarter compared to the same quarter a year ago and the additional interest expense incurred by the bond issuance.

Cost of funds, a non-GAAP measure, totaled $14.4 million for the three months ended September 30, 2013, compared to $13.3 million for the three months ended September 30, 2012.  The $1.1 million increase in cost of funds was primarily attributable to the $325.0 million Notes that were outstanding during the full three months ended September 30, 2013 but only for 16 days during the three months ended September 30, 2012.

Interest income, net of cost of funds, a non-GAAP measure, totaled $15.3 million for the three months ended September 30, 2013, compared to $20.8 million for the three months ended September 30, 2012.  The $5.5 million decrease in interest income, net of cost of funds was primarily attributable to the lower securities investment balances during the quarter compared to the same quarter a year ago and the additional interest expense incurred by the issuance of the Notes referred to in the preceding paragraph.

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing.  We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income.  We net cost of funds with our interest income as presented on our consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	For the three months ended
	September 30,
	2013	2012

Interest expense	$(12,554)	$(9,006)
Net interest expense component of hedging activities (1)	(1,799)	(4,311)
Cost of funds	$(14,353)	$(13,317)

Interest income	$29,633	$34,082
Cost of funds	(14,353)	(13,317)
Interest income, net of cost of funds	$15,280	$20,765

	For the three months ended
	September 30,
	2013	2012

(1) Net interest expense component of hedging activities	$(1,799)	$(4,311)
Hedging realized result (futures)	20,356	(12,712)
Hedging realized result (swaps)	—	—
Hedging unrecognized result	(24,870)	6,037
Net result from derivative transactions	$(6,313)	$(10,986)

Interest spreads

As of September 30, 2013, the weighted average yield on our mortgage loan receivables was 9.55%, compared to 8.29% as of September 30, 2012. As of September 30, 2013, the weighted average interest rate on borrowings against our mortgage loan receivables was 0.69%, compared to 3.29% as of September 30, 2012. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2012 to September 30, 2013 was primarily due to the utilization of the FHLB as the source of all of these borrowings as of September 30, 2013 versus the utilization of higher cost borrowings under bank financing facilities as of September 30, 2012. As of September 30, 2013, we had outstanding borrowings against our mortgage loan receivables equal to 6.2% of the carrying value of our mortgage loan receivables, compared to 15.9% as of September 30, 2012.

As of September 30, 2013, the weighted average yield on our real estate securities was 4.80%, compared to 5.06% as of September 30, 2012. As of September 30, 2013, the weighted average interest rate on borrowings against our real estate securities was 0.69%, compared to 1.30% as of September 30, 2012. The decrease in the interest rate on borrowings against our real estate securities from September 30, 2012 to September 30, 2013 was primarily due to the utilization of the FHLB as a source of a high proportion of these borrowings as of September 30, 2013 versus the utilization of higher cost repurchase financing as a high proportion of the borrowings as of September 30, 2012. As of September 30, 2013, we had outstanding borrowings against our real estate securities equal to 44.5% of the carrying value of our real estate securities, compared to 59.8% as of September 30, 2012.

Our real estate is comprised of non-interest bearing assets. As of September 30, 2013, the weighted average interest rate on mortgage borrowings against our real estate was 4.84%, compared to 6.03% as of September 30, 2012. During the one year period between September 30, 2012 and September 30, 2013, the carrying value of our real estate portfolio increased from $205.2 million to $510.1 million was primarily due to acquisitions. The decrease in the interest rate on borrowings against our real estate from September 30, 2012 to September 30, 2013 was primarily due to lower prevailing market interest rates on the mortgage debt used primarily to finance real estate investments added since September 30, 2012. As of September 30, 2013, we had outstanding borrowings against our real estate equal to 57.1% of the carrying value of our real estate, compared to 20.5% as of September 30, 2012.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended September 30, 2013, compared to a $0.2 million provision for loan losses for the three months ended September 30, 2012. We invest primarily in loans with high credit quality, and we sell our conduit mortgage loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the portfolio but not yet realized. We have had no events of impairment on the loans we originated since inception. As a result, our reserve for loan losses remained relatively unchanged as of September 30, 2013.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $22.2 million for the three months ended September 30, 2013, compared to $61.5 million for the three months ended September 30, 2012, a decrease of $39.3 million.  In the three months ended September 30, 2013, we participated in two securitization transactions, selling 66 loans with an aggregate outstanding principal balance of $1.0 billion.  In the three months ended September 30, 2012, we participated in two securitization transactions, selling 37 loans with an aggregate outstanding principal balance of $643.8 million.

Income from sales of securitized loans, net, a non-GAAP measure, represents gross proceeds received from the sale of loans into securitization trusts, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the securitization transactions.

We present net results from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. We consider loans sold into securitizations as one of our primary business drivers and as such, net results from loans sold into securitizations are a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with our income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Below are the results from sales of loans into securitizations for the three month periods ended September 30, 2013 and 2012:

	Three months
	ended September 30,
	2013	2012

Number of loans	66	37
Face amount of loans sold into securitizations ($ in thousands)	$1,028,384.7	$643,764.5
Number of securitizations	2	2

Income from sale of securitized loans, net ($ in thousands) (1)	$22,225.0	$60,851.1
Hedge gain/(loss) related to loans securitized ($ in thousands) (2)	19,855.1	(12,565.9)
Net results from loans sold into securitizations ($ in thousands)	$42,080.1	$48,285.2

(1)         The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	Three months
	ended September 30,
	2013	2012
	($ in thousands)
Income from sale of loans (non-securitized), net	$0.0	$670.2
Income from sale of securitized loans, net	22,225.0	60,851.1
Income from sale of loans, net	$22,225.0	$61,521.3

(2)         The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	Three months
	ended September 30,
	2013	2012
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(26,168.3)	$1,579.6
Hedge gain/(loss) related to loans securitized	19,855.1	(12,565.9)
Net results from derivative transactions	$(6,313.2)	$(10,986.3)

Gain (loss) on securities

Gain (loss) on securities, resulted in a loss of $1.4 million for the three months ended September 30, 2013, compared to a gain of $2.7 million for the three months ended September 30, 2012, a decrease of $4.1 million.  For the three months ended September 30, 2013, we sold $34.9 million of securities, comprised of $19.5 million of CMBS and $15.4 million of U.S. Agency Securities.  For the three months ended September 30, 2012, we sold $60.2 million of CMBS.  The decrease reflects the decrease in sales of securities in 2013 compared to 2012.

Income from sales of real estate, net

For the three months ended September 30, 2013 income from sales of residential real estate properties totaled $3.5 million.  During the three months ended September 30, 2013, we sold 28 residential condominium units from Veer Towers in Las Vegas. There were no sales of real estate properties during the three months ended September 30, 2012.

Other income

Operating lease income totaled $11.2 million for the three months ended September 30, 2013, compared to $1.8 million for the three months ended September 30, 2012.  The increase of $9.4 million reflects the larger portfolio of real estate in 2013.

Fee income totaled $1.7 million for the three months ended September 30, 2013, compared to $1.1 million for the three months ended September 30, 2012.  We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest.  The $0.6 million increase in fee income year over year was due to the consolidation of fee income from the homeowners association related to the Veer Towers Condominium which was purchased in the fourth quarter of 2012.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $6.3 million for the three months ended September 30, 2013, compared to a loss of $11.0 million for the three months ended September 30, 2012, a positive change of $4.7 million.  The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the value of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates.  The decrease in derivative losses in the three months ended September 30, 2013 was primarily related to interest rates that declined less during the quarter ended September 30, 2013 than during the quarter ended September 30, 2012.  Decreasing interest rates generally increase the value of our fixed rate loan and securities investments, and decrease the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges.  The hedge positions were related to fixed rate conduit-eligible loans and securities investments.

Earnings from investment in unconsolidated joint ventures

In 2011, we entered into an institutional partnership for which we use the equity method of accounting.  We act as general partner and own a 10% limited partner interest in the institutional partnership.  We are entitled a fee based upon the average net equity invested in the Partnership, which is subject to a fee reduction in the event average net equity invested in the Partnership exceeds $100,000,000.  Our proportionate share of the net income of the institutional partnership, as defined in the institutional partnership agreement, is reflected on our consolidated statements of income as earnings from investment in unconsolidated joint ventures.

In 2013, we acquired a 25% limited liability company interest for which we use the equity method of accounting.  We receive distributions on a pari passu basis with one other joint venture member’s equity interest.  Our proportionate share of the net income of the limited liability company, as defined in the limited liability company agreement, is reflected on our consolidated statements of income as earnings from investment in unconsolidated joint ventures.

Earnings from investment in unconsolidated joint ventures totaled $1.4 million for the three months ended September 30, 2013, compared to $0.3 million for the three months ended September 30, 2012.

Unrealized gain (loss) on Agency interest-only securities, net

Unrealized gain (loss) on Agency interest-only securities, net represented a gain of $3.2 million for the three months ended September 30, 2013, compared to a loss of $1.9 million for the three months ended September 30, 2012.  The positive change of $5.1 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to a decline in interest rates during the three months ended September 30, 2012 and an increase in interest rates during the three months ended September 30, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $14.3 million for the three months ended September 30, 2013, compared to $14.7 million for the three months ended September 30, 2012.  Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits.  The decrease of $0.4 million in salaries and employee benefits was primarily related to lower originator bonuses due to decreased loan profitability for the three months ended September 30, 2013.

Operating expenses

Operating expenses totaled $5.9 million for the three months ended September 30, 2013, compared to $2.5 million for the three months ended September 30, 2012.  Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $4.4 million for the three months ended September 30, 2013, compared to none for the three months ended September 30, 2012. The increase of $4.4 million in real estate operating expense was primarily related to the fact that we were holding only net leased properties for the three months ended September 30, 2012 compared to net leased and other real estate purchased through a consolidated, majority-owned joint ventures with operating partners for the three months ended September 30, 2013.

Fee expense

Fee expense totaled $0.6 million for the three months ended September 30, 2013, compared to $0.9 million for the three months ended September 30, 2012.  Fee expense is comprised primarily of real estate acquisition costs.  The decrease of $0.3 million in fee expense was primarily related to the decrease of fee expense related to committed loan financing facilities in 2013 compared to 2012.

Other costs and expenses

Depreciation and amortization totaled $5.4 million for the three months ended September 30, 2013, compared to $0.7 million for the three months ended September 30, 2012.  The $4.7 million increase in depreciation and amortization is attributable to increased real estate of $510.1 million at September 30, 2013 versus $205.2 million at September 30, 2012.

Income tax expense

Income tax expense totaled $0.7 million for the three months ended September 30, 2013, compared to $0.3 million for the three months ended September 30, 2012.  The increase of $0.4 million is primarily attributable to increased levels of income subject to unincorporated business tax.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Overview

Net income attributable to preferred and common unit holders totaled $168.3 million for the nine months ended September 30, 2013, compared to $136.7 million for the nine months ended September 30, 2012.  The $31.6 million increase in net income attributable to preferred and common unit holders was primarily the result of increased volume in loan securitizations from $1.2 billion in the nine months ended September 30, 2012 to $2.2 billion in the nine months ended September 30, 2013, which resulted in an increased securitization profit in 2013.

Adjusted net income totaled $178.0 million for the nine months ended September 30, 2013, compared to $145.7 million for the nine months ended September 30, 2012.  The increase in adjusted net income was also due to the improved securitization results discussed in the preceding paragraph. See “—Non-GAAP financial measures” for our definition of adjusted net income and a reconciliation to net income attributable to preferred and common unit holders.

Net interest income

Interest income totaled $91.1 million for the nine months ended September 30, 2013, compared to $105.3 million for the nine months ended September 30, 2012.  The $14.2 million decrease in interest income was primarily attributable to a decrease in our average investment in our securities portfolio.  For the nine months ended September 30, 2013, securities investments averaged $1.1 billion (57.8% of average interest bearing investments) versus an average loan investment balance of $797.3 million.  For the nine months ended September 30, 2012, securities investments averaged $1.7 billion (72.6% of average interest bearing investments) versus an average loan investment balance of $643.3 million.

Interest expense totaled $35.7 million for the nine months ended September 30, 2013, compared to $25.0 million for the nine months ended September 30, 2012.  The $10.7 million increase in interest expense was primarily attributable to the $325.0 million of Notes that were outstanding during the nine months ended September 30, 2013 but only 16 days of the nine months ended September 30, 2012, (which was partially offset by greater use of low-cost FHLB borrowing for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012).

Net interest income totaled $55.4 million for the nine months ended September 30, 2013, compared to $80.2 million for the nine months ended September 30, 2012.  The $24.8 million decrease in net interest income was primarily attributable to the lower securities investment balances during the first nine months of 2013 compared to the same period a year ago and the additional interest expense incurred by the bond issuance.

Cost of funds, a non-GAAP measure, totaled $42.4 million for the nine months ended September 30, 2013, compared to $38.2 million for the nine months ended September 30, 2012.  The $4.2 million increase in cost of funds was primarily attributable to the $325.0 million Notes that were outstanding during the full nine months ended September 30, 2013 but only for 16 days of the nine months ended September 30, 2012.

Interest income, net of cost of funds, a non-GAAP measure, totaled $48.7 million for the nine months ended September 30, 2013, compared to $67.0 million for the nine months ended September 30, 2012.  The $18.3 million decrease in interest income, net of cost of funds was primarily attributable to the lower securities investment balances during the first nine months of 2013 compared to the same period a year ago and the additional interest expense incurred by the issuance of the Notes referred to in the preceding paragraph.

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing.  We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income.  We net cost of funds with our interest income as presented on our consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	For the nine months ended
	September 30,
	2013	2012

Interest expense	$(35,703)	$(25,046)
Net interest expense component of hedging activities (1)	(6,664)	(13,184)
Cost of funds	$(42,367)	$(38,230)

Interest income	$91,062	$105,261
Cost of funds	(42,367)	(38,230)
Interest income, net of cost of funds	$48,695	$67,031

	For the nine months ended
	September 30,
	2013	2012

(1) Net interest expense component of hedging activities	$(6,664)	$(13,184)
Hedging realized result (futures)	24,441	(17,005)
Hedging realized result (swaps)	(8,168)	(1,868)
Hedging unrecognized result	7,026	(1,636)
Net result from derivative transactions	$16,635	$(33,693)

Interest spreads

As of September 30, 2013, the weighted average yield on our mortgage loan receivables was 9.55%, compared to 8.29% as of September 30, 2012. As of September 30, 2013, the weighted average interest rate on borrowings against our mortgage loan receivables was 0.69%, compared to 3.29% as of September 30, 2012. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2012 to September 30, 2013 was primarily due to the utilization of the FHLB as the source of all of these borrowings as of September 30, 2013 versus the utilization of higher cost borrowings under bank financing facilities combined with FHLB financing as of September 30, 2012. As of September 30, 2013, we had outstanding borrowings against our mortgage loan receivables equal to 6.2% of the carrying value of our mortgage loan receivables, compared to 15.9% as of September 30, 2012.

As of September 30, 2013, the weighted average yield on our real estate securities was 4.80%, compared to 5.06% as of September 30, 2012. As of September 30, 2013, the weighted average interest rate on borrowings against our real estate securities was 0.69%, compared to 1.30% as of September 30, 2012. The decrease in the interest rate on borrowings against our real estate securities from September 30, 2012 to September 30, 2013 was primarily due to the utilization of the FHLB as a source of a high proportion of these borrowings as of September 30, 2013 versus the utilization of higher cost repurchase agreements as a high proportion of the borrowings as of September 30, 2012. As of September 30, 2013, we had outstanding borrowings against our real estate securities equal to 44.5% of the carrying value of our real estate securities, compared to 59.8% as of September 30, 2012.

Our real estate is comprised of non-interest bearing assets. As of September 30, 2013, the weighted average interest rate on mortgage borrowings against our real estate was 4.84%, compared to 6.03% as of September 30, 2012. During the one year period between September 30, 2012 and September 30, 2013, the carrying value of our real estate portfolio increased from $205.2 million to $510.1 million. The decrease in the interest rate on borrowings against our real estate from September 30, 2012 to September 30, 2013 was primarily due to lower prevailing market interest rates on the mortgage debt used to finance real estate investments added since September 30, 2012.

As of September 30, 2013, we had outstanding borrowings against our real estate equal to 57.1% of the carrying value of our real estate, compared to 20.5% as of September 30, 2012.

Provision for loan losses

We had a $0.5 million provision for loan losses for the nine months ended September 30, 2013, compared to a $0.3 million provision for loan losses for the nine months ended September 30, 2012.  We invest primarily in loans with high credit quality, and we sell our conduit mortgage loans in the ordinary course of business.  We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the portfolio but not yet realized.  Since inception, we have had no events of impairment on the loans we originated.  As a result, our reserve for loan losses remained relatively unchanged as of September 30, 2013, with an increase of $0.2 million.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $141.0 million for the nine months ended September 30, 2013, compared to $118.3 million for the nine months ended September 30, 2012, an increase of $22.7 million.  In the nine months ended September 30, 2013, we participated in five separate securitization transactions, selling 132 loans with an aggregate outstanding principal balance of $2.2 billion.  In the nine months ended September 30, 2012, we participated in four securitization transactions, selling 72 loans with an aggregate outstanding principal balance of $1.2 billion.

Income from sales of securitized loans, net, a non-GAAP measure, represents gross proceeds received from the sale of loans into securitization trusts, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the securitization transactions.

We present net results from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. We consider loans sold into securitizations as one of our primary business drivers and as such, net results from loans sold into securitizations are a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with our income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Below are the results from sales of loans into securitizations for the nine month periods ended September 30, 2013 and 2012:

	Nine months
	ended September 30,
	2013	2012

Number of loans	132	72
Face amount of loans sold into securitizations ($ in thousands)	$2,182,034.5	$1,206,560.2
Number of securitizations	5	4

Income from sale of securitized loans, net ($ in thousands) (1)	$139,490.6	$117,052.1
Hedge gain/(loss) related to loans securitized ($ in thousands) (2)	16,388.9	(16,429.1)
Net results from loans sold into securitizations ($ in thousands)	$155,879.5	$100,623.0

(1)         The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	Nine months
	ended September 30,
	2013	2012
	($ in thousands)
Income from sale of loans (non-securitized), net	$1,555.7	$1,292.4
Income from sale of securitized loans, net	139,490.6	117,052.1
Income from sale of loans, net	$141,046.3	$118,344.5

(2)         The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	Nine months
	ended September 30,
	2013	2012
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$246.6	$(17,263.6)
Hedge gain/(loss) related to loans securitized	16,388.9	(16,429.1)
Net results from derivative transactions	$16,635.5	$(33,692.7)

Gain (loss) on securities

Gain (loss) on securities totaled $4.5 million for the nine months ended September 30, 2013, compared to $12.9 million for the nine months ended September 30, 2012, a decrease of $8.4 million.  For the nine months ended September 30, 2013, we sold $133.9 million of securities, comprised of $62.7 million of CMBS and $71.2 million of U.S. Agency Securities.  For the nine months ended September 30, 2012, we sold $219.4 million of securities, comprised of $173.0 million of CMBS and $46.4 million of U.S. Agency Securities.  The decrease reflects lower trading volume and lower trading prices in 2013 as compared to 2012.

Income from sales of real estate, net

For the nine months ended September 30, 2013, income from sales of residential real estate properties totaled $10.9 million.  During the nine months ended September 30, 2013, we sold 71 residential condominium units from Veer Towers in Las Vegas. Income from sales of commercial real estate properties totaled $1.5 million for the nine months ended September 30, 2012, during which we sold 12 properties that were leased to drugstores under long-term leases.

Other income

Operating lease income totaled $26.6 million for the nine months ended September 30, 2013, compared to $4.1 million for the nine months ended September 30, 2012.  The increase of $22.5 million reflects the larger portfolio of real estate in 2013.

Fee income totaled $5.3 million for the nine months ended September 30, 2013, compared to $7.4 million for the nine months ended September 30, 2012.  We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest.  The $2.1 million decrease in fee income year over year was due to a significant exit fee earned in the second quarter 2012.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $16.6 million for the nine months ended September 30, 2013, compared to a loss of $33.7 million for the nine months ended September 30, 2012, a positive change of $50.3 million.  The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the value of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates.  The gain in 2013 was primarily related to an increase in interest rates during the nine months ended September 30, 2013, which generally decreased the value of our fixed rate loan and securities investments, and increased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges.  The hedge positions were related to fixed rate conduit-eligible loans and securities investments.

Earnings from investment in unconsolidated joint ventures

In 2011, we entered into an institutional partnership for which we use the equity method of accounting.  We act as general partner and own a 10% limited partner interest in the institutional partnership.  We are entitled to a fee based upon the average net equity invested in the Partnership, which is subject to a fee reduction in the event average net equity invested in the Partnership exceeds $100,000,000.  Our proportionate share of the net income of the institutional partnership, as defined in the institutional partnership agreement, is reflected on our consolidated statements of income as earnings from investment in unconsolidated joint ventures.

In 2013, we acquired a 25% limited liability company interest for which we use the equity method of accounting.  We receive distributions on a pari passu basis with one other financial institution’s equity interest.  Our proportionate share of the net income of the limited liability company, as defined in the limited liability company agreement, is reflected on our consolidated statements of income as earnings from investment in unconsolidated joint ventures.

Earnings from investment in unconsolidated joint ventures totaled $2.4 million for the nine months ended September 30, 2013, compared to $1.1 million for the nine months ended September 30, 2012.

Unrealized gain (loss) on Agency interest-only securities, net

Unrealized gain (loss) on Agency interest-only securities, net represented a loss of $1.8 million for the nine months ended September 30, 2013, compared to a loss of $3.9 million for the nine months ended September 30, 2012.  The positive change of $2.1 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to a decline in interest rates during the nine months ended September 30, 2012 and an increase in interest rates during the nine months ended September 30, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $47.9 million for the nine months ended September 30, 2013, compared to $38.0 million for the nine months ended September 30, 2012.  Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits.  The increase of $9.9 million in salaries and employee benefits was primarily related to additional headcount and the $31.6 million year over year increase in net income attributable to preferred and common unit holders which resulted in higher incentive compensation expense.

Operating expenses

Operating expenses totaled $11.3 million for the nine months ended September 30, 2013, compared to $7.5 million for the nine months ended September 30, 2012.  Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $11.3 million for the nine months ended September 30, 2013, compared to none for the nine months ended September 30, 2012. The increase of $11.3 million in real estate operating expense was primarily related to the fact that we were holding only net leased properties for the nine months ended September 30, 2012 compared to net leased and other real estate purchased through a consolidated, majority-owned joint ventures with operating partners for the nine months ended September 30, 2013.

Fee expense

Fee expense totaled $5.8 million for the nine months ended September 30, 2013, compared to $2.9 million for the nine months ended September 30, 2012.  Fee expense is comprised primarily of real estate acquisition costs.  The increase of $2.9 million in fee expense was primarily related to the increase of real estate investments to $510.1 million at September 30, 2013 from $205.2 million at September 30, 2012.

Other costs and expenses

Depreciation and amortization totaled $11.6 million for the nine months ended September 30, 2013, compared to $1.6 million for the nine months ended September 30, 2012.  The $10.0 million increase in depreciation and amortization is attributable to increased real estate of $510.1 million at September 30, 2013 versus $205.2 million at September 30, 2012.

Income tax expense

Income tax expense totaled $3.5 million for the nine months ended September 30, 2013, compared to $0.8 million for the nine months ended September 30, 2012.  The increase of $2.7 million is primarily attributable to increased revenue earned on securitizations which is subject to the New York City Unincorporated Business Tax.

Liquidity and capital resources

Our financing strategies are critical to the success and growth of our business.  We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We require substantial amounts of capital to support our business.  The management team, in consultation with our Board of Directors, establishes our overall liquidity and capital allocation strategies.  A key objective of those strategies is to support the execution of our business strategy while maintaining sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due.  When making funding and capital allocation decisions, members of our senior management consider business performance; the availability of, and costs and benefits associated with, different funding sources; current and expected capital markets and general economic conditions; our balance sheet and capital structure, and our targeted liquidity profile and risks relating to our funding needs.

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, (3) the funding of our operating expenses and (4) distributions to our equity investors to satisfy their income tax obligations related to the portion of our taxable income allocated to each of them.  We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment.

Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under various financing arrangements, (4) principal repayments on investments including mortgage loans and securities, (5) proceeds from securitizations and sales of loans, (6) proceeds from the sale of securities, (7) proceeds from the sale of real estate, and (8) proceeds from the issuance of equity capital.

We have historically maintained a debt-to-equity ratio of 3:1 or below. This ratio typically fluctuates during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. We generally seek to match fund our assets according to their liquidity characteristics and expected hold period. We believe that the defensive positioning of our predominantly senior secured assets and our financing strategy has allowed us to maintain financial flexibility to capitalize on an attractive range of market opportunities as they have arisen.

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indenture governing the Notes (the “Indenture”) and our other debt agreements. Under the Indenture, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indenture) is less than or equal to 4.00 to 1.00, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 2.86 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

Our principal debt financing sources include: (1) committed secured funding provided by banks and an insurance company, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long-term nonrecourse mortgage financing, (4) long-term Notes in the form of corporate bonds and (5) borrowings from the FHLB on both a short and long-term committed basis, by our wholly-owned subsidiary, Tuebor.

As of September 30, 2013, we had unrestricted cash of $62.5 million, unencumbered loans of $411.1 million, unencumbered securities of $581.5 million and restricted cash of $47.6 million.

Our captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $62.5 million and $45.2 million at September 30, 2013, and December 31, 2012, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $764.3 million during the nine months ended September 30, 2013, and were a net provider of cash of $325.8 million for the nine months ended September 30, 2012.  Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business.  We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties.  Our borrowings under various financing arrangements as of September 30, 2013 and December 31, 2012 are set forth in the table below ($ in thousands):

	September 30, 2013	December 31, 2012
Committed loan facilities	$—	$226,367
Committed securities facility	—	278,021
Uncommitted securities facilities	6,151	289,528
Borrowings under credit agreement	—	—
Long-term financing	291,238	106,675
Borrowings from the FHLB	608,000	262,000
Senior unsecured notes	325,000	325,000
Total	$1,230,389	$1,487,591

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $780.9 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways, and, in the instance of one provider, an interest coverage ratio of 1.50x if certain liquidity thresholds are not satisfied. The Company was in compliance with all covenants as of September 30, 2013 and December 31, 2012. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, as outlined in the table below, totaling $1.3 billion of credit capacity.  Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate.  Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/partners’ capital ratios.  We believe we are in compliance with all covenants as of September 30, 2013 and December 31, 2012.

We have the option to extend some of our existing facilities subject to a number of customary conditions.  The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, and, if the estimated market value of the included collateral declines, have the right to require additional collateral or a full and/or partial repayment of the facilities (margin call), sufficient to rebalance the facilities. Typically, the facilities are established with stated guidelines regarding the maximum percentage of the collateral asset’s market value that can be borrowed.  We often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, as outlined in the table below, totaling $600.0 million of credit capacity.  As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Uncommitted securities facilities

We are party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities as outlined in the table below.  The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.  As we do in the case of other secured borrowings, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Our committed and uncommitted loan and securities repurchase agreement facilities as of September 30, 2013 were as follows:

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at September 30, 2013	Maturity	Options	Collateral	Collateral	Collateral

					Two additional
					twelve month	First mortgage
					periods at	commercial real
$300,000,000	$—	$300,000,000	—	5/18/2015	Company’s option	estate loans	$—	$—
					Two additional
					364 day	First mortgage
					periods at	commercial real
$250,000,000	$—	$250,000,000	—	4/10/2014	Company’s option	estate loans	$—	$—
					Two additional
					twelve month	First mortgage
					periods at	commercial real
$450,000,000	$—	$450,000,000	—	5/26/2015	Company’s option	estate loans	$—	$—

						First mortgage
						commercial real
$300,000,000	$—	$300,000,000	—	1/24/2014	N/A	estate loans	$—	$—

$1,300,000,000	$—	$1,300,000,000					$—	$—
						Investment grade
						commercial real
$600,000,000	$—	$600,000,000		1/27/2014	N/A	estate securities	$—	$—

						Investment grade
						commercial real
$—	$6,151,000	$—	1.330%	10/21/2013	N/A	estate securities	$8,927,000	$8,927,000

$1,900,000,000	$6,151,000	$1,900,000,000					$8,927,000	$8,927,000

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter:

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			TALF
		Average	Maximum		Average	Maximum		Average	Maximum
	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any
Quarter Ended	balance	balance	month-end	balance	balance	month-end	balance	balance	month-end
	($ in thousands)
March 31, 2010	$1,825,036	$1,592,175	$1,825,036	$692,461	$595,271	$692,461	$1,132,575	$996,904	$1,132,575
June 30, 2010	1,838,315	1,910,808	1,950,581	722,434	786,647	824,663	1,115,881	1,124,161	1,130,684
September 30, 2010	1,875,616	1,866,576	1,877,228	900,028	859,795	900,028	975,587	1,006,781	1,049,779
December 31, 2010	1,824,066	1,819,249	1,824,650	1,685,710	1,370,115	1,685,710	138,356	449,134	967,341
March 31, 2011	1,733,745	1,770,001	1,917,583	1,595,388	1,631,645	1,779,227	138,356	138,356	138,356
June 30, 2011	1,986,274	2,002,600	2,104,626	1,901,806	1,889,419	1,987,906	84,468	113,181	138,356
September 30, 2011	1,773,005	1,846,206	2,017,311	1,730,846	1,775,841	1,932,844	42,159	70,365	84,468
December 31, 2011	1,597,077	1,804,540	1,929,282	1,597,077	1,790,487	1,887,260	—	14,053	42,159
March 31, 2012	1,551,245	1,634,731	1,692,270	1,551,245	1,634,731	1,692,270	—	—	—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—

(1)             Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

The Company borrowed under the TALF program during the period from July 2009 through March 2010 to finance the acquisition of AAA-rated CMBS.  Subsequent to March 2010, TALF borrowings declined as the underlying collateral was paid down, sold or refinanced with more attractive and efficient financing terms.

In addition to the cyclical cash proceeds from origination and securitization of mortgage loans held for sale, the CMBS portfolio received over $900.0 million of principal repayments in 2012 which reduced collateralized borrowings under repurchase agreements on the positions and provided net cash for additional reductions of collateralized borrowings under repurchase agreements.

The Company raised $257.4 million of additional capital during 2011, of which $86.1 million was called during the third quarter of 2011 and $171.3 million was called in the fourth quarter of 2011.  The proceeds were primarily used to reduce outstanding collateralized borrowings under repurchase agreements.

The Company commenced borrowings from the FHLB in the third quarter of 2012 and commenced borrowing under a new credit agreement in the first quarter of 2013.  These additional sources of financing reduced the collateralized borrowings under repurchase agreements.

The Company used proceeds received from a securitization at the end of September 2013 to reduce borrowings outstanding.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of September 30, 2013 there were no borrowings outstanding under this facility.

Long-term financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the first nine months of 2013, we executed 16 term debt agreements to finance real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75% and mature in 2018, 2020, 2021, 2022 and 2023.  During the first nine months of 2012, we executed five term debt agreements to finance real estate.  This nonrecourse debt agreement is fixed rate financing at 5.50% and matures in 2022.  Long-term financing totaled $291.2 million and $106.7 million at September 30, 2013 and December 31, 2012, respectively.

FHLB financing

On July 11, 2012, our wholly-owned subsidiary, Tuebor, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. As of September 30, 2013, Tuebor had $608.0 million of borrowings outstanding (with an additional $797.0 million of committed term financing available to us from the FHLB), with terms of overnight to 7 years, interest rates of 0.36% to 2.40%. Collateral for the borrowings was comprised of $727.0 million of CMBS and U.S. Agency Securities and $53.9 million of mortgage loan receivables held for investment.  As of December 31, 2012, Tuebor had $262.0 million of borrowings outstanding (with an additional $738.0 million of committed term financing available to us from the FHLB), with terms of 6 months to 5 years, interest rates of 0.39% to 0.93%. Collateral for the borrowings was comprised of $333.6 million of CMBS and U.S. Agency Securities. Tuebor is subject to state regulations which require that dividends (including dividends to us as its parent company) may only be made with regulatory approval.

Senior unsecured notes

On September 14, 2012, we issued $325.0 million in aggregate principal amount of 7.375% senior notes due 2017 at par. We issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis.  Ladder Capital Finance Corporation is a 100% owned finance subsidiary of Ladder Capital Finance Holdings LLLP with no assets or operations.  The Notes are not guaranteed by any of our subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year and the Notes will mature on October 1, 2017. The Notes are senior unsecured obligations and rank equally with all of the co-issuers’ existing and future senior indebtedness, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness to the extent of the value of the assets securing such debt. The Notes are unsecured and are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

The Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements), among others: non-payment of principal or interest; breach of other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the co-issuers or certain subsidiaries; and certain events of bankruptcy or insolvency.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business.  Repayment of real estate securities provided net cash of $330.6 million for the nine months ended September 30, 2013, and $798.3 million for the nine months ended September 30, 2012. Repayment of mortgage loan receivables provided net cash of $189.9 million for the nine months ended September 30, 2013, and $205.3 million for the nine months ended September 30, 2012.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business.  We also sell certain balance sheet loans to the Partnership.  Proceeds from sales of mortgage loans provided net cash of $2.2 billion for the nine months ended September 30, 2013, and $1.4 billion for the nine months ended September 30, 2012.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities.  Proceeds from sales of securities provided net cash of $133.9 million for the nine months ended September 30, 2013, and $219.4 million for the nine months ended September 30, 2012.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties leased to tenants under long-term leases as well as a 13 story office building and a portfolio of office buildings.  From time to time we may sell these properties.  For the nine months ended September 30, 2013, there were no sales of these properties.  For the nine months ended September 30, 2012, proceeds from the sale of 12 of these properties provided net cash of $70.9 million.

We own, through a majority-owned joint venture with an operating partner, a portfolio of unsold residential condominium units, some of which are subject to residential leases. We intend to sell these properties.  For the nine months ended September 30, 2013, proceeds from the sale of 71 of these units provided net cash of $27.7 million.

Proceeds from the issuance of equity

For the nine months ended September 30, 2013, we realized proceeds of $1.8 million in connection with the exercise of an option to purchase Series B Participating Preferred units by a member of management.  For the nine months ended September 30, 2012, we realized proceeds of $3.0 million in connection with the issuance of our Series B Participating Preferred units to a new member of management.  We may issue additional equity in the future.

Other potential sources of financing

In the future, we may also use other sources of financing to fund the acquisition of our assets, including credit facilities, warehouse facilities, repurchase facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized, may involve one or more lenders and may accrue interest at either fixed or floating rates.  We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Contractual Obligations

Contractual obligations as of September 30, 2013 were as follows ($ in thousands):

	Contractual Obligations as of September 30, 2013
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$111,151	$248,000	$220,000	$326,238	$905,389
Interest payable(1)	42,034	81,944	66,156	54,716	244,850
Other funding obligations	91,328	—	—	—	91,328
Operating lease obligations	445	3,164	2,305	4,820	10,734
Senior unsecured notes	—	—	325,000	—	325,000
Unused facility fees	—	—	—	—	—
Total	$244,958	$333,108	$613,461	$385,774	$1,577,301

(1)                 For borrowings with variable interest rates, we used the rates in effect as of September 30, 2013 to determine the future interest payment obligations.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.

Dividends

We are structured as a limited liability limited partnership, and accordingly, partners are responsible for paying income taxes on their respective shares of our taxable income.  We intend to make quarterly tax distributions equal to a partner’s “Quarterly Estimated Tax Amount”, which is computed (as more fully described in the LLLP Agreement) for each partner based upon their share of our taxable income multiplied by the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY.

During the nine months ended September 30, 2013, we distributed $91.3 million, equivalent to 54.0% of our net income of $169.0 million.  During the nine months ended September 30, 2012, we distributed $52.3 million, equivalent to 38.2% of our net income of $136.8 million.  It is important to note that certain income and expense items are treated differently when computing taxable income than for computing net income for financial reporting purposes.

Partners’ capital

Our partners’ capital has been issued through Series A Participating Preferred units, Series B Participating Preferred units, and common units.  Series A Participating Preferred units were generally issued to investors who contributed capital in connection with our initial capital raise in September 2008, at a price of $100.0 per unit.  Series B Participating Preferred units were generally issued to investors who contributed capital in connection with our follow-on capital raise in August and September 2011, at a price of $124.0 per unit although there have been subsequent purchases by, and grants of Series B Participating Preferred units, to a member of management and certain employees.  Common units were generally issued pursuant to grant agreements to management, our lead investors or their affiliates, and certain other investors.

As of September 30, 2013, the par value was $611.6 million for the outstanding Series A Participating Preferred units and $215.4 million for the outstanding Series B Participating Preferred units.  In addition, there were 22.6 million common units outstanding, of which 15.0 million units were owned by members of our management team.

Except for certain put rights provided to a limited number of officers and directors disclosed in the Company’s Registration Statement, none of our partners’ capital is redeemable at any time.  Management has determined that the put rights do not cause the related partners’ capital to be mandatorily redeemable or temporarily redeemable and that all partners’ capital is considered permanent equity.  Also, our Series A and Series B Participating Preferred units and our common units are subject to certain transfer restrictions.

Distributions, other than tax distributions, generally follow the priorities described below:

•                  First, to the holders of Series A and Series B Participating Preferred units pro rata based on the capital account of each such holder’s interests, until the Series A and Series B Participating Preferred unit holders have each received an amount equivalent to their respective capital accounts; then

•                  Second, 20% to the common unit holders, and 80% to the holders of Series A Participating Preferred units, until the Series A Participating Preferred unit holders have each received an amount equivalent to $124 per unit; and

•                  Thereafter, 20% to common unit holders, and 80% to the holders of Series A and Series B Participating Preferred units, pro rata based on the units held by each holder.

Based on total capital at September 30, 2013 of $1.2 billion and the distribution priority outlined above, Series A Participating Preferred units and Series B Participating Preferred units each had a book value of $134.53 per unit at September 30, 2013.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Critical accounting policies

Our critical accounting policies reflecting management’s estimates and judgments are described in the Company’s Registration Statement on Form S-4, as amended.  There have been no changes to critical accounting policies in the nine months ended September 30, 2013.

Recent accounting pronouncements

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives.  The provisions of ASU 2011-11 are effective for reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively.  The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial condition or results of operations but did impact financial statement disclosures.

In February 2013, the FASB released ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Our adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s consolidated financial condition or results of operations but did impact the Company’s financial statement disclosures.

In February 2013, the FASB released ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 enhances the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. It requires companies to present information about reclassifications out of AOCI in one place. It also requires companies to present reclassifications by component when reporting changes in AOCI balances. Our adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s consolidated financial condition or results of operations but did impact the Company’s financial statement disclosures.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013.  This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

Reconciliation of non-GAAP financial measures

We present adjusted net income, which is a non-GAAP measure, as a supplemental measure of our performance. We define adjusted net income as net income attributable to preferred and common unit holders adjusted to add back real estate depreciation and amortization, eliminate the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period, exclude unrealized gains/losses related to our investments in agency interest-only securities, add back premiums on long-term financing and exclude the amortization of those prem iums, and add back non-cash stock-based compensation. We do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our consolidated statements of income. However, fluctuations in the fair value of the related assets are not included in our consolidated statements of income.  We consider the gain or loss (whether realized or unrealized) on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.”  We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and derivatives which we use to hedge asset values.

Set forth below is a reconciliation of net income attributable to preferred and common unit holders to adjusted net income ($ in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net income attributable to preferred and common unit holders	$20,162	$60,329	$168,291	$136,748
Real estate depreciation and amortization (1)	5,273	516	11,199	1,207
Adjustments for unrecognized derivative results (2)	24,870	(6,037)	(7,026)	1,636
Unrealized (gain) loss on agency IO securities, net	(3,189)	1,897	1,850	3,942
Premium (discount) on long-term financing	(1,201)	156	1,422	416
Amortization of premium on long-term financing	(140)	(6)	(403)	(14)
Non-cash stock-based compensation	1,065	474	2,632	1,795
Adjusted net income	$46,840	$57,329	$177,965	$145,730

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

(1) Depreciation - real estate	$5,273	$516	$11,199	$1,207
Depreciation - fixed assets	137	138	410	411
Depreciation	$5,410	$654	$11,609	$1,618

(2) Hedging interest expense	$(1,799)	$(4,311)	$(6,664)	$(13,184)
Hedging realized result (futures)	20,356	(12,712)	24,441	(17,005)
Hedging realized result (swaps)	—	—	(8,168)	(1,868)
Hedging unrecognized result	(24,870)	6,037	7,026	(1,636)
Net results from derivative transactions	$(6,313)	$(10,986)	$16,635	$(33,693)

We present adjusted net income because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by excluding non-cash expenses as well as items that make such comparisons less relevant due to timing differences, such as changes in the values of assets and derivatives and the recognition of premiums on long-term financing. In addition, we use adjusted net income: (i) to evaluate our earnings from operations and (ii) because management believes that it may be a useful performance measure for us.

Adjusted net income has limitations as an analytical tool. Some of these limitations are:

• adjusted net income does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

• other companies in our industry may calculate adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted net income should not be considered in isolation or as a substitute for net income attributable to preferred and common unit holders or other performance measures calculated in accordance with GAAP.

In the future we may incur gains and losses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted net income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present net result from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. We consider loans sold into securitizations as one of our primary business drivers and as such, net result from loans sold into securitizations are a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Set forth below is an unaudited reconciliation of income from sale of securitized loans, net to income from sale of loans, net as reported in our consolidated financial statements included herein and an unaudited reconciliation of hedge gain/(loss) relating to loans securitized to net results from derivative transactions as reported in our consolidated financial statements included herein:

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Number of loans	66	37	132	72
Face amount of loans sold into securitizations ($ in thousands)	$1,028,384.7	$643,764.5	$2,182,034.5	$1,206,560.2
Number of securitizations	2	2	5	4

Income from sale of securitized loans, net ($ in thousands)(1)	$22,225.0	$60,851.1	$139,490.6	$117,052.1
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	19,855.1	(12,565.9)	16,388.9	(16,429.1)
Net results from loans sold into securitizations ($ in thousands)	$42,080.1	$48,285.2	$155,879.5	$100,623.0

(1)         The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Income from sale of loans (non-securitized), net	$0.0	$670.2	$1,555.7	$1,292.4
Income from sale of securitized loans, net	22,225.0	60,851.1	139,490.6	117,052.1
Income from sale of loans, net	$22,225.0	$61,521.3	$141,046.3	$118,344.5

(2)         The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(26,168.3)	$1,579.6	$246.6	$(17,263.6)
Hedge gain/(loss) related to loans securitized	19,855.1	(12,565.9)	16,388.9	(16,429.1)
Net results from derivative transactions	$(6,313.2)	$(10,986.3)	$16,635.5	$(33,692.7)

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing.  We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income.  We net cost of funds with our interest income as presented on our consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest expense	$(12,554)	$(9,006)	$(35,703)	$(25,046)
Net interest expense component of hedging activities (1)	(1,799)	(4,311)	(6,664)	(13,184)
Cost of funds	$(14,353)	$(13,317)	$(42,367)	$(38,230)

Interest income	$29,633	$34,082	$91,062	$105,261
Cost of funds	(14,353)	(13,317)	(42,367)	(38,230)
Interest income, net of cost of funds	$15,280	$20,765	$48,695	$67,031

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

(1) Net interest expense component of hedging activities	$(1,799)	$(4,311)	$(6,664)	$(13,184)
Hedging realized result (futures)	20,356	(12,712)	24,441	(17,005)
Hedging realized result (swaps)	—	—	(8,168)	(1,868)
Hedging unrecognized result	(24,870)	6,037	7,026	(1,636)
Net result from derivative transactions	$(6,313)	$(10,986)	$16,635	$(33,693)

We present net revenues, which is a non-GAAP measure, as a supplemental measure of the Company’s performance, excluding operating expenses. We define net revenues as net interest income after provision for loan losses and total other income, which are both disclosed on the Company’s consolidated statements of income. We present interest income on investments, net and income from sales of loans, net as a percent of net revenues to determine the impact of the net interest from our investments and the securitization activity on our net revenues.

	For the three months ended		For the nine months ended
	September 30		September 30
	2013	2012	2013	2012

Net interest income after provision for loan losses	$16,929	$24,926	$54,909	$79,916
Total other income	35,525	54,445	205,478	107,611
Net revenues	$52,454	$79,371	$260,387	$187,527

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following summary of certain risk factors is not intended to be a comprehensive summary of all the risks of the Company’s investments or all of the risks inherent in investing in the Company.  See “Risk Factors” within the Registration Statement on Form S-4, as amended, for additional risks that may apply to the Company.

Market risk represents the risk that a change in the level of one or more market prices, rates, indices, implied volatilities, correlations or other market factors will result in a financial loss. The primary market risks that we face are interest rate risk, market value risk, liquidity risk, credit risk, credit spread risk, and risks related to real estate.

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s interest income stream from loans and securities is generally fixed over the life of its assets, whereas it uses floating-rate debt to finance a significant portion of its investments.  Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate swap and futures agreements. Interest rate swap and futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than two years, including newly originated conduit first mortgage loans, securities in the Company’s CMBS portfolio if long enough in duration, and most of its U.S. Agency Securities portfolio.

The following table summarizes the change in net income for a 12-month period commencing September 30, 2013 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2013, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(4,891)	$26,224
Increase by 1.00%	5,657	(26,324)

Market Value Risk

The Company’s securities investments are reflected at their estimated fair value. The change in estimated fair value of securities available-for-sale is reflected in accumulated other comprehensive income.  The change in estimated fair value of Agency interest-only securities is recorded in current period earnings.  The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the market value of the Company’s assets may be adversely impacted.  The Company’s fixed rate mortgage loan portfolio is subject to the same risks.  However, to the extent those loans are classified as held for sale, they are reflected at the lower of cost or market.  Otherwise, held for investment mortgage loans are reflected at values equal to the unpaid principal balances net of certain fees, costs and loan loss allowances.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests, and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources.  A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values.  As a result, the Company may be unable to sell its investments, or only able to sell its investments at a price that may be materially different from the fair values presented.  Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets.  A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so.  The

Company’s captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010.  LCS is required to be compliant with the Financial Industry Regulatory Authority (“FINRA”) and Securities and Exchange Commission (“SEC”) which require that dividends may only be made with regulatory approval.

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its investments.  The Company seeks to manage credit risk by performing deep credit fundamental analyses of potential assets and through ongoing asset management.  The Company’s investment guidelines do not limit the amount of its equity that may be invested in any type of its assets, however, investments greater than a certain size are subject to approval by the Risk and Underwriting Committee of the Board of Directors.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change.  In general, fixed-rate commercial mortgages and CMBS are priced based on a spread to Treasury swaps.  The Company generally benefits if credit spreads narrow during the time that it holds a portfolio of mortgage loans or CMBS investments, and the Company may experience losses if credit spreads widen during the time that it holds a portfolio of mortgage loans or CMBS investments.  The Company actively monitors its exposure to changes in credit spreads and the Company may enter into credit total return swaps or take positions in other credit related derivative instruments to moderate its exposure against losses associated with a widening of credit spreads.

Risks Related to Real Estate

Real estate and real estate-related assets, including loans and commercial real estate-related securities, are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; environmental conditions; competition from comparable property types or properties; changes in tenant mix or performance and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause the Company to suffer losses.

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions.  These agreements contain, among other conditions, events of default and various covenants and representations.  If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans.  In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.  The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date.  For the years ended December 31, 2012, 2011 and 2010, the Company believes it was in compliance with all covenants.

Diversification Risk

The assets of the Company are concentrated in the real estate sector.  Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors.  Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment.  This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

Concentrations of Market Risk

Concentrations of market risk may exist with respect to the Company’s investments.  Market risk is a potential loss the Company may incur as a result of change in the fair values of its investments.  The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries.

Regulatory Risk

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010.  LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements that all broker-dealer entities are subject to.  The Company established registered investment advisor subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC (the “Advisers”).  The Advisers are required to be compliant with SEC requirements on an ongoing basis and are subject to multiple operating and reporting requirements that all registered investment advisers are subject to.  In addition, Tuebor is subject to state regulation as a captive insurance company.  If LCS, the Advisers or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of, and with the participation of, management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, including our registered broker-dealer, registered investment advisers and captive insurance company, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our final prospectus dated September 3, 2013 included as part of its Registration Statement on Form S-4, as amended.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Brian Harris pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc Fox pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
101**

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Capital for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements.

*

The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL FINANCE HOLDINGS LLLP
(Registrant)

Dated: November 6, 2013	By:	/S/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Dated: November 6, 2013	By:	/S/ MARC FOX
Marc Fox
Chief Financial Officer