Form 10-K
period 2013-12-31
Ladder Capital Finance Holdings LLLP
filed 2014-03-11
CIK 1574632

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 333-188224

Ladder Capital Finance Holdings LLLP
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2048427 (I.R.S. Employer Identification Number)
345 Park Avenue, New York (Address of principal executive offices)	10154 (Zip Code)

(212) 715-3170
(Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

LADDER CAPITAL FINANCE HOLDINGS LLLP
FORM 10-K
December 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report") includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "might," "will," "should," "can have," "likely," "continue," "design," and other words and terms of similar expressions are intended to identify forward-looking statements.

        We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

  •
  changes in economic conditions generally, changes in our industry and changes in the commercial finance and the real estate markets specifically;

  •
  our business and investment strategy;

  •
  our ability to obtain and maintain financing arrangements;

  •
  the financing and advance rates for our assets;

  •
  our expected leverage;

  •
  the adequacy of collateral securing our loan portfolio and a decline in the fair value of our assets;

  •
  interest rate mismatches between our assets and our borrowings used to fund such investments;

  •
  changes in interest rates and the market value of our assets;

  •
  changes in prepayment rates on our assets;

  •
  the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;

  •
  the increased rate of default or decreased recovery rates on our assets;

  •
  the adequacy of our policies, procedures and systems for managing risk effectively;

  •
  a downgrade in the credit ratings assigned to our investments;

  •
  the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

  •
  our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act;

  •
  potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;

  •
  the inability of insurance covering real estate underlying our loans and investments to cover all losses;

  •
  the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

  •
  fraud by potential borrowers;

  •
  the availability of qualified personnel;

  •
  the degree and nature of our competition;

  •
  the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

  •
  the prepayment of the mortgage and other loans underlying our mortgage-backed and other asset backed securities.

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report to confirm these statements in relationship to actual results or revised expectations.

        See "Risk Factors" for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Annual Report and hereafter in our other Securities and Exchange Commission ("SEC") filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

REFERENCES TO LADDER CAPITAL FINANCIAL HOLDINGS LLLP

        In this Annual Report, the "Company", "Ladder", "LCFH", "we", "us" and "our" refer to Ladder Capital Finance Holdings LLLP and its wholly-owned subsidiaries, unless the context otherwise requires.

Part I

Item 1.    Business

Overview

        We are a leading commercial real estate finance company with a proprietary loan origination platform and an established national footprint. As a non-bank operating company, we believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the commercial real estate sector. We believe our comprehensive, fully-integrated in-house infrastructure, access to a diverse array of committed financing sources and highly experienced management team of industry veterans will allow us to continue to prudently grow our business as we endeavor to capitalize on profitable opportunities in various market conditions.

        We conduct our business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We have historically been able to generate attractive risk-adjusted returns by flexibly allocating capital among these well-established, complementary business lines. We believe that we have a competitive advantage through our ability to offer a wide range of products, providing complete solutions across the capital structure to our borrowers. We apply a comprehensive best practices underwriting approach to every loan and investment that we make, rooted in management's deep understanding of fundamental real estate values and proven expertise in these complementary business lines through multiple economic and credit cycles.

        Our primary business strategy is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities ("CMBS") securitizations. From our inception in October 2008 through December 31, 2013, we originated $5.9 billion of conduit loans, $5.2 billion of which were sold into 17 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in 2013 according to Commercial Mortgage Alert. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $1.4 billion of balance sheet loans held for investment from inception through December 31, 2013. During that timeframe, we also acquired $5.7 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $785.5 million of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

        We are led by a disciplined and highly aligned management team, the majority of which has worked together for more than a decade. As of December 31, 2013, our management team and chairman held equity capital accounts in our company comprising $93.6 million of book equity, or 8.0% of our total book equity. On average, our management team members have 25 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer, General Counsel and Co-Head of Securitization; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

        As of December 31, 2013, we had $3.5 billion in total assets and $1.2 billion in book equity capital. As of that date, our assets included $979.6 million of loans, $1.7 billion of securities, and $624.2 million of real estate.

        Our primary sources of revenue include net interest income on our investments, which comprised 23.2% and 38.6% of our total net interest income after provision for loan losses and other income

("net revenues") and net income, respectively, for the year ended December 31, 2013, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 46.7% and 77.7% of our net revenues and net income, respectively, for the year ended December 31, 2013. See "—Non-GAAP Financial Measures" for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

        Ladder was founded in October 2008 and as of December 31, 2013 we are capitalized by our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our operating business to include 60 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

        We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2013, we had $2.2 billion of debt financing outstanding, including $989.0 million of financing from the Federal Home Loan Bank ("FHLB") (with an additional $416.0 million of committed term financing available to us), $248.2 million committed secured term repurchase agreement financing outstanding (with an additional $1.7 billion of committed secured term financing available to us), $291.1 million of third-party, non-recourse mortgage debt, $361.6 million of other securities financing, and $325.0 million of our 7.375% Senior Notes due October 1, 2017 ("Notes"). As of December 31, 2013, we had no borrowings outstanding under our $50.0 million revolving credit facility. As of December 31, 2013, our debt-to-equity ratio was 1.9:1.0, as we employ leverage prudently to maximize financial flexibility.

Recent Developments

Master Repurchase Agreement

        On January 15, 2014, the Company amended its term master repurchase agreement with a major U.S. insurance company to finance loans it originates. The material changes from the prior agreement include (a) extending the termination date of the facility for six months from January 24, 2014 to July 24, 2014 and (b) reducing the maximum aggregate facility amount from $300,000,000 to $150,000,000. The Company opted to reduce the maximum aggregate facility amount under this facility in light of the success that the Company has had using other sources of financing of conduit first mortgage loans, including the FHLB, on a long term committed basis.

IPO Transactions

        On February 5, 2014, a registration statement relating to shares of Class A common stock of Ladder Capital Corp in connection with Ladder Capital Corp's initial public offering (the "IPO") was declared effective, and the price of such shares was set at $17.00 per share. The IPO closed on February 11, 2014. In connection with the IPO, Ladder Capital Corp sold 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock sold in connection with the full exercise of the underwriters' over-allotment option.

        As a result of the IPO and the Reorganization Transactions described below, Ladder Capital Corp became the general partner of, and has a controlling interest in, LCFH. Ladder Capital Corp's only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries through its ability to appoint the LCFH board. Ladder Capital Corp will consolidate the financial results of LCFH and its subsidiaries. The ownership interest of certain existing owners of LCFH, who own LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the offering (the "Continuing LCFH Limited Partners") will be reflected as a noncontrolling interest in Ladder Capital Corp's consolidated financial statements. Prior to such time, LCFH is considered the predecessor entity to Ladder Capital Corp.

        Immediately prior to the closing of the IPO on February 11, 2014, LCFH effectuated certain transactions intended to simplify the capital structure of LCFH (the "Reorganization Transactions"). Prior to the Reorganization Transactions, LCFH's capital structure consisted of three different classes of membership interests (Series A and Series B Participating Preferred Units and Class A Common Units), each of which had different capital accounts and amounts of aggregate distributions above which its holders shared in future distributions. The net effect of the Reorganization Transactions was to convert the multiple-class structure into a single new class of units in LCFH referred to herein as "LP Units" and an equal number of shares of Class B common stock of Ladder Capital Corp. The conversion of all of the different classes of LCFH occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of LCFH, as if it had been liquidated upon the IPO, with such value determined by the $17.00 price per share of Class A common stock sold in the IPO. The distribution of LP Units per class of outstanding units was determined pursuant to the distribution provisions set forth in LCFH's amended and restated Limited Liability Limited Partnership Agreement (the "Amended and Restated LLLP Agreement"). In addition, at the IPO, certain of our existing investors (the "Exchanging Existing Owners") received 33,672,192 shares of Ladder Capital Corp Class A common stock in lieu of any or all LP Units and shares of Ladder Capital Corp Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions, which resulted in Ladder Capital Corp, or a wholly-owned subsidiary of Ladder Capital Corp, owning one LP Unit for each share of Class A Common Stock so issued to the Exchanging Existing Owners.

        The IPO resulted in the issuance by Ladder Capital Corp of 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock offered as a result of the exercise of the underwriters' over-allotment option, and net proceeds to Ladder Capital Corp of approximately $242.2 million (after deducting estimated fees and expenses associated with the IPO). Upon consummation of the IPO, Ladder Capital Corp contributed all of the net proceeds from the IPO to LCFH, and LCFH issued to Ladder Capital Corp a number of LP Units equal to the number of shares of Class A common stock that Ladder Capital Corp issued in connection with the IPO. In connection with its acquisition of LP Units, Ladder Capital Corp became the sole general partner of LCFH. LCFH expects to use the contributed net proceeds from the IPO to grow our loan origination and related commercial real estate business lines and for general corporate purposes.

        Pursuant to the Amended and Restated LLLP Agreement, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) will have the right to exchange with LCFH their LP Units for shares of Ladder Capital Corp's Class A common stock on a one-for-one basis.

        As a result of the transactions described above, at the close of business on February 11, 2014:

  •
  Ladder Capital Corp became the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Accordingly, although Ladder Capital Corp has a 50.0% economic interest in LCFH, Ladder Capital Corp has a majority voting interest and controls the management of LCFH. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners to the extent the book value of their interest in LCFH is greater than zero;

  •
  50,601,604 shares of Ladder Capital Corp's Class A common stock were outstanding (comprised of 15,237,500 shares issued to the investors in the IPO, 33,672,192 shares issued to the Exchanging Existing Owners and 1,691,912 shares issued to certain directors and officers in connection with the IPO), and 48,537,414 shares of Ladder Capital Corp's Class B common stock were outstanding. With respect to LCFH, 99,139,017 LP Units of LCFH were outstanding, of which 50,601,604 LP Units were held by Ladder Capital Corp and its subsidiaries and 48,537,414 units were held by the Continuing LCFH Limited Partners; and

  •
  LP Units are exchangeable on a one-for-one basis for shares of Ladder Capital Corp Class A common stock. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock will be required to be cancelled. However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners' voting power since the votes represented by the cancelled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units are exchanged.

        The Reorganization Transactions and the IPO are collectively referred to as the "IPO Transactions."

The New Revolving Credit Facility

        Concurrently with the IPO, we entered into a revolving credit facility with Deutsche Bank AG New York Branch, as agent (the "Agent"), and the lenders party thereto from time to time (the "New Revolving Credit Facility").

        The New Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The New Revolving Credit Facility will be available on a revolving basis to finance our working capital needs and for general corporate purposes. The New Revolving Credit Facility will have a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the New Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

        The obligations under the New Revolving Credit Facility are guaranteed by LCFH and certain of its subsidiaries. The New Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

        The New Revolving Credit Facility is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, under the New Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. Our ability to borrow under the New Revolving Credit Facility will be dependent on, among other things, LCFH's compliance with the financial covenants. The New Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against LCFH or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

2013 Bonus Payments

        On February 12, 2014, the Board of Directors of Ladder Capital Corp approved bonus payments to employees, including officers, totaling $43,719,000. The bonuses were paid to employees on February 18, 2014.

Deferred Compensation Plan

        On February 18, 2014, employees of the Company contributed $6,427,127 to the Phantom Equity Investment Plan. The employees receive phantom shares of Ladder Capital Corp Class A common stock.

Master Repurchase Agreement

        On February 19, 2014, the Company exercised its right to extend the term of its master repurchase agreement with a major U.S. bank to finance loans it originates for an additional 364 days from the initial termination date of April 10, 2014.

WFRBS 2014-LC14 Securitization

        The Company participated in a securitization transaction by selling originated first mortgage loans totaling $367.0 million, of which, $300.2 million was included in mortgage loan receivables held for sale as of December 31, 2013. The transaction settled on February 20, 2014.

Our Business Segments

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

	As of December 31,
	2013	2012	2011
	($ in thousands)
Loans
Conduit first mortgage loans	$440,490	$623,333	$258,842
Balance sheet first mortgage loans	411,655	229,926	229,378
Other commercial real estate-related loans	127,423	96,392	25,819

Total loans	979,568	949,651	514,039
Securities
CMBS investments	1,422,995	833,916	1,664,001
U.S. Agency Securities investments	234,251	291,646	281,069

Total securities	1,657,246	1,125,562	1,945,070
Real Estate
Total real estate, net	624,219	380,022	28,835

Total investments	3,261,033	2,455,235	2,487,944
Cash, cash equivalents and cash collateral held by broker	107,263	109,169	138,630
Other assets	120,767	64,626	27,815

Total assets	$3,489,063	$2,629,030	$2,654,389

Loans

        Conduit First Mortgage Loans.    We originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally are five- to ten-year terms. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Conduit first mortgage loans in excess of $50.0 million also require approval of our Board of Directors' Risk and Underwriting Committee.

        Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, offer them for sale to CMBS trusts as part of a securitization process or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through December 31, 2013, we originated and funded $5.9 billion of conduit first mortgage loans, and securitized $5.2 billion of such mortgage loans in 17 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012 and six securitizations in 2013. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed a single-asset securitization. During 2013 and 2012, conduit first mortgage loans have remained on our balance sheet for a weighted average of 73 and 78 days, prior to securitization, respectively. As of December 31, 2013, we held 17 first mortgage loans that were available to be offered for sale into a securitization with an aggregate book value of $440.5 million. Based on the loan balances and the "as-is" third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 69.7% at December 31, 2013.

        Balance Sheet First Mortgage Loans.    We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to three years. Balance sheet first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our conduit first mortgage loans. Balance sheet first mortgage loans in excess of $20.0 million also require the approval of our Board of Directors' Risk and Underwriting Committee.

        We generally seek to hold our balance sheet first mortgage loans for investment, or offer them for sale to our institutional bridge loan partnership. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization) or sold to our institutional bridge loan partnership. As of December 31, 2013, we held a portfolio of 23 balance sheet first mortgage loans with an aggregate book value of $411.7 million. Based on the loan balances and the "as-is" third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 65.8% at December 31, 2013.

        Other commercial real estate-related loans.    We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate. As of December 31, 2013, we held $128.0 million of other commercial real estate-related loans. Based on the loan balance and the "as-is" third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 77.6% at December 31, 2013.

        The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2013 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Loan Type	Loan Size

Geographic Location	Asset Type

Securities

        CMBS Investments.    We invest in CMBS secured by first mortgage loans on commercial real estate, and own predominantly short-duration, AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. CMBS investments in excess of $26.0 million require the approval of our Board of Directors' Risk and Underwriting Committee. As of December 31, 2013, the estimated fair value of our portfolio of CMBS investments totaled $1.4 billion in 122 CUSIPs ($11.7 million average investment per CUSIP). As of that date, all of our CMBS investments were rated investment grade by Standard & Poor's Ratings Group ("Standard & Poor's"), Moody's Investors Service, Inc.

("Moody's") or Fitch Ratings Inc. ("Fitch"), consisting of 88.5% AAA/Aaa-rated securities and 11.5% of other investment grade-rated securities, including 3.3% rated AA/Aa, 3.3% rated A/A and 4.9% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2013, our CMBS investments had a weighted average duration of 4.6 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2013, by property count and market value, respectively, 46.4% and 77.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas ("MSAs") in the United States, with 6.4% and 41.0% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 4.4% by property count and 0.1% to 16.6% by market value.

        U.S. Agency Securities Investments.    Our U.S. Agency Securities portfolio consists of investments for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae"), or by a government-sponsored enterprise (a "GSE"), such as the Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2013, the estimated fair value of our portfolio of U.S. Agency Securities was $234.3 million in 60 CUSIPs ($3.9 million average investment per CUSIP), with a weighted average duration of 3.3 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2013, by market value, 40.3%, 22.8% and 14.1% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York, Oregon and Texas, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 26.5% and California represented 30.6% of such collateral, with no other state's concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2013 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a government-sponsored enterprise.

Real estate

        Commercial real estate properties.    As of December 31 2013, we owned 34 single tenant retail properties with an aggregate book value of $256.9 million. These properties are leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. Sixteen of our properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of December 31, 2013, our net leased properties comprised a total of 1.4 million square feet, had a 100% occupancy rate, had an average age since construction of 6.6 years and a weighted average remaining lease term of 18.7 years.

        In addition, as of December 31, 2013, we owned a 13-story office building in Southfield, MI with a book value of $14.8 million through a joint venture with an operating partner, a portfolio of 14 office buildings in Richmond, VA with a book value of $129.5 million through a separate joint venture with an operating partner, and a 26-story office building in Minneapolis, MN with a book value of $50.1 million through a separate joint venture. Further details regarding our portfolio of commercial real estate properties, including state of operation, can be found in the table on page 59.

        Residential real estate.    As of December 31, 2013, we owned 333 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $93.0 million through a joint venture with an operating partner. As of December 31, 2013, the condominium units were 53% rented and occupied. During the year ended December 31, 2013, the Company recorded $5.0 million of rental income from the condominium units. We sold 94 condominium units during the year ended December 31, 2013, generating aggregate gains on sale of $13.6 million, and we intend to sell the remaining units over time.

        As of December 31, 2013, we owned a multifamily apartment building in Miami, FL with a book value of $79.8 million. As of December 31, 2013, the apartment units were 92% rented and occupied. During the year ended December 31, 2013, the Company recorded $0.8 million of rental income from the apartment building.

Other Investments

        Institutional bridge loan partnership.    In 2011, we established an institutional partnership with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest and we own the remaining 10% on a pari passu basis as well as act as general partner. We retain discretion on which loans to present to the partnership and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of the Partnership and earn management fees and incentive fees from the Partnership. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to the partnership. As of December 31, 2013, the Partnership owned $102.6 million of first mortgage bridge loan assets that were financed by $34.6 million of term debt. Debt of the partnership is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2013, the book value of our investment in the institutional partnership was $7.1 million.

        Unconsolidated joint venture.    In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced by us, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (the "LLC"). As of December 31, 2013, the LLC owned an office building campus with a carrying value of $78.5 million that is financed by $77.7 million of long-term debt. Debt of the LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2013, the book value of our investment in the LLC was $2.1 million.

        Other asset management activities.    As of December 31, 2013, we also managed two separate CMBS investment accounts for private investors with combined total assets of $3.8 million. As of October 2012, we are no longer purchasing any new investments for these accounts, however, we will continue to manage the existing investments until their full repayment or other disposition.

Our Financing Strategies

        Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

        We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of unsecured notes in 2012, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate, including as a member of the FHLB.

        We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.3 billion at December 31, 2013, a $50.0 million credit agreement, and through our FHLB membership. As of December 31, 2013, there was $159.3 million outstanding under the term facilities and no debt outstanding under our credit agreement. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $600.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2013, we had total outstanding balances of $450.5 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of December 31, 2013, we had outstanding balances of $291.1 million on these nonrecourse mortgage loans. In addition to the amounts outstanding on our other facilities, we had $989.0 million of borrowings from the FHLB outstanding at December 31, 2013. We also had $325.0 million of Notes issued and outstanding as of December 31, 2013. See Note 7 to our consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report for more information about our financing arrangements.

        We enter into interest rate and credit spread derivative contracts to mitigate our exposure to changes in interest rates and credit spreads. We generally seek to hedge assets that have a duration longer than two years, including newly-originated conduit first mortgage loans, securities in our CMBS portfolio if long enough in duration, and most of our U.S. Agency Securities portfolio. We monitor our asset profile and our hedge positions to manage our interest rate and credit spread exposures, and seek to match fund our assets according to the liquidity characteristics and expected holding periods of our assets.

        We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2013, our debt-to-equity ratio was 1.9:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

        From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated limited liability limited partnership agreement does not impose any threshold limits on our ability to use leverage.

Investment Process

Origination

        Our team of originators is responsible for sourcing and directly originating new commercial first mortgage loans from the brokerage community and directly from real estate owners, operators, developers and investors. The extensive industry experience of our management team and origination team have enabled us to build a strong network of mortgage brokers and direct borrowers throughout the commercial real estate community in the United States.

        We seek to align our interests and those of our originators by awarding our originators annual discretionary bonuses that are closely correlated with loan performance and realized profits, rather than loan volumes or other metrics. For the year ended December 31, 2013, we paid $26.3 million in discretionary bonuses to originators.

Credit and Underwriting

        Our underwriting and credit process commences upon receipt of a potential borrower's executed loan application and non-refundable deposit.

        Our underwriters conduct a thorough due diligence process for each prospective investment. The team coordinates in-house and third-party due diligence for each prospective loan as part of a checklist-based process that is designed to ensure that each loan receives a systematic evaluation. Elements of the underwriting process generally include:

        Cash Flow Analysis.    We create an estimated cash flow analysis and underwriting model for each prospective investment. Creation of the cash flow analysis generally draws on an assessment of current and historical data related to the property's rent roll, operating expenses, net operating income, leasing cost, and capital expenditures. Underwriting is expected to evaluate and factor in assumptions regarding current market rents, vacancy rates, operating expenses, tenant improvements, leasing commissions, replacement reserves, renewal probabilities and concession packages based on observable conditions in the subject property's sub-market at the time of underwriting. The cash flow analysis may also rely upon third-party environmental and engineering reports to estimate the cost to repair or remediate any identified environmental and/or property-level deficiencies. The final underwritten cash flow analysis is used to estimate the property's overall value and its ability to produce cash flow to service the proposed loan.

        Borrower Analysis.    Careful attention is also paid to the proposed borrower, including an analysis based on available information of its credit history, financial standing, existing portfolio and sponsor exposure to leverage and contingent liabilities, capacity and capability to manage and lease the collateral, depth of organization, knowledge of the local market, and understanding of the proposed product type. We also generally commission and review a third party background check of our prospective borrower and sponsor.

        Site Inspection.    A Ladder underwriter typically conducts a physical site inspection of each property. The site inspection gives the underwriter insights into the local market and the property's positioning within it, confirms that tenants are in-place, and generally helps to ensure that the property has the characteristics, qualities, and potential value represented by the borrower.

        Legal Due Diligence.    Our in-house transaction management team, comprised of experienced attorneys, manages, negotiates, structures and closes all transactions and completes legal due diligence on each property, borrower, and sponsor, including the evaluation of documents such as leases, title, title insurance, opinion letters, tenant estoppels, organizational documents, and other agreements and documents related to the property or the loan.

        Third-party Appraisal.    We generally commission an appraisal from a Member of the Appraisal Institute to provide an independent opinion of value as well as additional supporting property and market data. Appraisals generally include detailed data on recent property sales, local rents, vacancy rates, supply, absorption, demographics and employment, as well as a detailed projected cash flow and valuation analysis. We typically use the independent appraiser's valuation to calculate ratios such as loan-to-value and loan-to-stabilized-value ratio, as well as to serve as an independent source to which the in-house cash flow and valuation model can be compared.

        Third-party Engineering Report.    We generally engage an approved licensed engineer to complete property condition/engineering reports, and a seismic report for applicable properties. The engineering report is intended to identify any issues with respect to the safety and soundness of a property that may warrant further investigation, and provide estimates of ongoing replacement reserves, overall replacement cost, and the cost to bring a property into good repair.

        Third-party Environmental Report.    We also generally engage an approved environmental consulting firm to complete a Phase I Environmental Assessment to identify and evaluate potential environmental issues at the property, and may also order and review Phase II Environmental Assessments and/or Operations & Maintenance plans if applicable. Environmental reports and supporting documentation are typically reviewed in-house as well as by our dedicated outside environmental counsel who prepares a summary report on each property.

        Third-party Insurance Review.    A third-party insurance specialist reviews each prospective borrower's existing insurance program to analyze the specific risk exposure of each property and to ensure that coverage is in compliance with our standard insurance requirements. Our transaction management team oversees this third-party review and makes the conclusions of their analysis available to the underwriting team.

        A credit memorandum is prepared to summarize the results of the underwriting and due diligence process for the consideration of the Investment Committee. We thoroughly document the due diligence process up to and including the credit memorandum and maintain an organized digital archive of our work.

Transaction Management

        The transaction management team is generally responsible for coordinating and managing outside counsel, working directly with originators, underwriters and borrowers to manage, structure, negotiate and close all transactions, including the securitization of our loans. The transaction management team plays an integral role in the legal underwriting of each property, consults with outside counsel on significant business, credit and/or legal issues, and facilitates the funding and closing of all investments and dispositions. The transaction management team also supports asset management and investment realization activities, including coordination of post-closing issues and assistance with loan sales, financings, refinancing and repayments.

Investment Committee Approval

        All investments require approval from our Investment Committee, comprised of Brian Harris, CEO; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; and Pamela McCormack, Chief Strategy Officer, General Counsel and Co-Head of Securitization. The Investment Committee generally requires each investment to be fully described in a comprehensive Investment Committee memorandum that identifies the investment, the due diligence conducted and the findings, as well as all identified related risks and mitigants. The Investment Committee meets regularly to ensure that all investments are fully vetted prior to issuance of Investment Committee approval.

        In addition to Investment Committee approval, the Risk and Underwriting Committee of our Board of Directors approves all investments above certain thresholds, which are currently set at $50.0 million for fixed-rate loans and AAA-rated securities, and lower levels for all other types of investments.

Financing

        Prior to securitization or other disposition, or in the case of balance sheet loans, maturity, we finance most of the loans we originate using our multiple committed term facilities from leading financial institutions and our membership in the FHLB. Our finance team endeavors to match the characteristics and expected holding periods of the assets being financed with the characteristics of the financing options available and our short and long term cash needs in determining the appropriate financing approaches to be applied. The approaches we apply to financing our assets are a key component of our asset/liability risk management strategy with respect to managing liquidity risk. These approaches, supplemented by the use of hedging primarily via the use of standard derivative instruments, facilitate the prudent management of our interest rate and credit spread exposures.

Asset Management

        The asset management team, together with our third-party servicers, monitors the investment portfolio, working closely with borrowers and/or their partners to monitor performance of the assets. Asset management focuses on careful asset specific and market surveillance, active enforcement of loan and security rights, and regular review of potential disposition strategies. Loan modifications, asset recapitalizations and other necessary variations to a borrower's or partner's business plan or budget will generally be vetted through the asset management team with a recommended course of action presented to the Investment Committee for approval.

        Specific responsibilities of the asset management team include:

  •
  coordinating cash processing and cash management for collections and distributions through lock box accounts that are set up to trap all cash flow from a property;

  •
  monitoring tax and insurance administration to ensure timely payments to appropriate authorities and maintenance or placement of applicable insurance coverages;

  •
  assisting with escrow analysis to maintain appropriate balances in required accounts;

  •
  monitoring UCC administration for continued compliance with lien laws in various jurisdictions;

  •
  assisting with reserve and draw management from pre-funded accounts including monitoring draw requests for legitimacy and budget accuracy;

  •
  coordinating and conducting site inspections and surveillance activities including periodic analysis of financial statements;

  •
  reviewing rent rolls and operating statements;

  •
  reviewing available information for any material variances; and

  •
  completing and updating asset summary reviews and providing active portfolio management reporting to ensure that borrowers remain compliant with the terms of their loans and remain on target for established budgets and business plans.

Disposition and Distribution

        Our securitization team works with our transaction management and underwriting teams to realize our disposition strategy of selling our conduit first mortgage loans into CMBS securitization trusts. We typically partner with other leading financial institutions to contribute loans to multi-asset securitizations. We have also led a single asset securitization on a single loan we originated.

        From time to time, our registered broker dealer subsidiary, Ladder Capital Securities LLC ("LCS"), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors.

        In addition, Ladder has from time to time purchased predominantly AAA-rated CMBS from securitizations into which we have sold conduit first mortgage loans, generally as one of several loan contributors. In such instances, however, we have not participated as a co-manager in the underwriting syndicates. As of December 31, 2013, we owned approximately $97.4 million of such CMBS, representing less than 2% of the $8.6 billion of CMBS issued by the related securitization trusts. As with our other CMBS investments, we purchased these securities in both primary and secondary market transactions over time.

        In addition to contributing conduit loans into CMBS securitization trusts, we also maintain the flexibility to keep such loans on our balance sheet or sell them as whole loans to third-party institutional investors. Our asset management team manages the disposition of our balance sheet loans for investment by offering them for sale to our institutional bridge loan partnership or other buyers and managing repayments at or prior to maturity. Balance sheet loans that are refinanced by us into a new conduit first mortgage loan upon property stabilization and intended for securitization are re-underwritten and structured by our origination, underwriting and transaction management teams. Our asset management team also manages sales of our real property and works with our trading and finance teams on sales of securities.

Competition

        The commercial real estate finance markets are highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

        We compete on the basis of relationships, product offering, loan structure, terms, pricing and customer service. Our success depends on our ability to maintain and capitalize on relationships with borrowers and brokers, offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Regulation

        Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, certain of our subsidiaries' businesses may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, and the Employee Retirement Income Security Act ("ERISA"). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.

Regulatory Reform

        The Dodd-Frank Act, which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that affect securitizations, including: (1) a requirement under the Dodd-Frank Act that issuers in securitizations retain 5% of the risk associated with the securities, (2) requirements for additional disclosure, (3) requirements for additional review and reporting, and (4) certain restrictions designed to prevent conflicts of interest. The implementation of any regulations ultimately adopted will occur on a time period that could range from two months to as long as two years. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. Certain proposed regulations, if adopted, could alter the structure of securitizations in the future and could pose additional risks to our participating in future securitizations or could reduce or eliminate the economic incentives of participating in future securitizations.

        Pursuant to a new rule adopted by the SEC on October 26, 2011, we are required to periodically file reports on a new Form PF. The rule subjects certain large private fund advisers to more detailed and in certain cases more frequent reporting requirements. The information will be used by the Council in monitoring risks to the U.S. financial system.

        Certain other new federal, state and municipal rules could also impact our business. These include (1) new CFTC rules regarding CPO and CTA registration and compliance obligations, (2) new regulatory, reporting and compliance requirements applicable to swap dealers, security based swaps dealers and major swap participants under the Dodd-Frank Act, (3) new Dodd-Frank regulation on derivative transactions and (4) new requirements in California and New York City that require placement agents who solicit funds from the retirement and public pension systems to register as lobbyists. Given the current status of the regulatory developments, we cannot currently quantify the possible effects of these regulatory changes. The final form these rules will take is not yet known, and their final formulation could be more, or less, restrictive than the current proposals. See "Risk factors—Risks related to regulatory and compliance matters" and "—Risks related to hedging."

Regulation of Commercial Real Estate Lending Activities

        Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control and federal and state securities laws and regulations.

Regulation as an Investment Adviser

        We conduct investment advisory activities in the United States through our subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC. One or both of these entities advise our institutional bridge loan partnership and two separate CMBS managed accounts and both are regulated by the SEC as registered investment advisers under the Advisers Act. A registered investment adviser is subject to federal and state laws and regulations primarily intended to benefit its clients. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, custody arrangements, limitations on agency cross and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, disgorgement, the revocation of registrations, and other censures and fines.

        We may become subject to additional regulatory and compliance burdens as our investment adviser subsidiaries expand their product offerings and investment platform. For example, if one of our investment adviser subsidiaries were to advise a registered investment company under the Investment Company Act, such registered investment company and our subsidiary that serves as its investment adviser would be subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. This additional regulation could increase our compliance costs and create the potential for additional liabilities and penalties.

        In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding "pay to play" practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagement of third-parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state-level regarding "pay to play" practices by investment advisers.

Regulation as a Broker-Dealer

        We have a subsidiary, Ladder Capital Securities LLC, that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of FINRA. This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients' funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients' purchases and the conduct of directors, officers and employees. Violations of these regulations can result in the revocation of its broker-dealer license (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. The subsidiary also may be required to maintain certain minimum net capital. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Regulation as a Captive Insurance Company

        We maintain a captive insurance company, Tuebor, to provide coverage previously self insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. It is regulated by the state of Michigan and is subject to regulations that cover all aspects of its business. Violations of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The subsidiary is also subject to insurance laws of states other than Michigan (i.e., states where the insureds are located).

Investment Company Act Exemption

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

        If we or any of our subsidiaries fail to qualify for and maintain an exemption from registration under the Investment Company Act, or an exclusion from the definition of an investment company, we could, among other things, be required either to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company under the Investment Company Act, any of which could have an adverse effect on us, our financial results, the sustainability of our business model or the value of our securities.

        If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change its operation and we would not be able to conduct our business as described in this Annual Report. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into certain transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate our business.

        If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer which is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for certain privately-offered investment vehicles set forth in Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

        We are organized as a holding company and conduct our businesses primarily through our wholly-owned and majority-owned subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of "investment securities," which excludes, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities. Rather, we will be engaged primarily in the business of holding securities of our wholly-owned and majority-owned subsidiaries.

        We expect that certain of our subsidiaries may rely on the exclusion from the definition of an "investment company" under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in "qualifying real estate assets" and at least 80% of its assets in qualifying real estate assets and "real estate-related assets."

        Although we reserve the right to modify our business methods at any time, as of December 31, 2013, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of "qualifying real estate assets": commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

        Any of the Company or our subsidiaries may rely on the exemption provided by Section 3(c)(6) of the Investment Company Act to the extent that they primarily engage, directly or through majority-owned subsidiaries, in the businesses described in Sections 3(c)(3), 3(c)(4) and 3(c)(5) of the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategies accordingly.

        In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether companies that are engaged in the business of acquiring mortgages and mortgage-related instruments should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of such companies, including the SEC or its staff providing more specific or different guidance regarding Section 3(c)(5)(C), will not change in a manner that adversely affects our operations.

        Qualification for exclusion from the definition of an investment company under the Investment Company Act will limit our ability to make certain investments. In addition, complying with the tests for such exclusion could restrict the time at which we can acquire and sell assets. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategies accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. See "Risk factors—Risks related to our Investment Company Act exemption—Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations."

Employees

        As of December 31, 2013, we employed 60 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Our Corporate Information

        Our principal executive offices are located at 345 Park Avenue, 8th Floor, New York, New York 10154, and our telephone number is (212) 715-3170. We maintain a website on the Internet at http://www.laddercapital.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A.    Risk Factors

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flows and liquidity could me materially adversely affected.

 Risks Related to Our Operations

Our business model may not be successful. We may change our investment strategy and financing policy in the future and any such changes may not be successful.

        There can be no assurance that any business model or business plan of ours will prove accurate, that our management team will be able to implement such business model or business plan successfully in the future or that we will achieve our performance objectives. Any business model of ours, including any underlying assumptions and predictions, merely reflect our assessment of the short and long-term prospects of the business, finance and real estate markets in which we operate and should not be relied upon in determining whether to invest in the Notes. We have discretion regarding the assets we originate or acquire, and our management team is authorized to follow very broad investment guidelines and has great latitude within those guidelines to determine which assets make proper investments for us, in each case subject to any restrictions set forth in any limited liability limited partnership agreement or other of our applicable agreements. In addition, at its discretion, our Board may change our investment, financing or other strategies without a unitholder vote.

We are dependent on our management team, and loss of any of these individuals could adversely affect our ability to operate profitably.

        We heavily depend upon the skills and experience of our management team. The loss of the services of one or more of such individuals could have an adverse effect on our operations, and in such case we will be subject to the risk that no suitable replacement can be found. Furthermore, any termination of a member of the management team may be difficult and costly for us and create obligations for us to the departing individual. If we are unable to staff our management team fully with individuals who possess the skills and experience necessary to excel in their positions our business may be adversely affected. Furthermore, if one or more members of our management team is no longer employed by us, our ability to obtain future financing could be affected which could materially and adversely affect our business.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan brokers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

        We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, at a reasonable cost or at all, our business could be materially and adversely affected. We also depend on our network of loan brokers, who generate a significant portion of our loan originations. While we strive to cultivate long-standing relationships that generate repeat business for us, brokers are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans shopped by these brokers. We also cannot guarantee that we will be able to maintain or develop new relationships with additional brokers.

The allocation of capital among our business lines may vary, which will affect our financial performance.

        In executing our business plan, we regularly consider the allocation of capital to our various commercial real estate business lines. The allocation of capital among such business lines may vary due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business lines or fail to optimize our investment and capital raising opportunities, our financial performance may be adversely affected.

Our access to the CMBS securitization market and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.

        We expect to distribute the conduit loans we originate through securitizations and, upon completion of a securitization, we will recognize certain non-interest revenues which are included in total other income on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. As a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

We may not be able to maintain our joint ventures and strategic business alliances.

        We often rely on other third-party companies for assistance in origination, warehousing, distribution, securitization and other finance-related and loan-related activities. Some of our business may be conducted through non-wholly-owned subsidiaries, joint ventures in which we share control (in whole or in part) and strategic alliances formed by us with other strategic or business partners that we do not control. There can be no assurance that any of these strategic or business partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to non wholly-owned subsidiaries, joint ventures, strategic alliances and the markets in which we operate. Our ability to influence our partners in joint ventures or strategic alliances may be limited, and non-alignment of interests on various strategic decisions in joint ventures or strategic alliances may adversely impact our business. Furthermore, joint venture or strategic alliance partners may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations under a joint venture or strategic alliance, which may affect our financial conditions or results of operations.

We may face difficulties in obtaining required authorizations or licenses to do business.

        In order to implement our business strategies, we may be required to obtain, maintain or renew certain licenses and authorizations (including "doing business" authorizations and licenses with respect to loan origination) from certain governmental entities. While we do not anticipate any delays or other complications relating to such licenses and authorizations, there is no assurance that any particular license or authorization will be obtained, maintained or renewed quickly or at all. Any failure of ours to obtain, maintain or renew such authorizations or licenses may adversely affect our business.

The accuracy of our financial statements may be materially affected if our estimates, including loan loss reserves, prove to be inaccurate.

        Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management's judgment include, but are not limited to (i) assessing the adequacy of the allowance for loan losses, (ii) determining the fair value of investment securities and (iii) assessing other than temporary impairments on real estate securities. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

        We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements.

        A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct, misstatements on a timely basis by the Company's internal controls. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented or detected and corrected, on a timely basis by the Company's internal controls.

        Although we continuously monitor the design, implementation and operating effectiveness of our internal controls over financial reporting, there can be no assurance that significant deficiencies or material weaknesses will not occur in the future. If we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause stakeholders to lose confidence in our reported financial information.

We may be subject to "lender liability" litigation.

        In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

Litigation may adversely affect our business, financial condition and results of operations.

        We are, from time to time, subject to legal and regulatory requirements applicable to our business and industry. We may be subject to various legal proceedings and these proceedings may range from actions involving a single plaintiff to class action lawsuits. Litigation can be lengthy, expensive and disruptive to our operations and results cannot be predicted with certainty. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found not liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

There can be no assurance that our corporate insurance policies will mitigate all insurable losses, costs or damages to our business.

        Based on our history and type of business, we believe that we maintain adequate insurance coverage to cover probable and reasonably estimable liabilities should they arise. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any claim or event will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

As an "emerging growth company" under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements.

        We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our securities less attractive as a result. The result may be a less active trading market for our securities and our security prices may be more volatile.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three year period.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

        We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, and following the initial public offering of our new parent company, Ladder Capital Corp, we are subject to the New York Stock Exchange rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management's attention may be diverted from other business concerns. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Furthermore, because of our relative inexperience in operating as a public company, we might not be successful in implementing these requirements. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our financial condition.

Market Risks Related to Real Estate Securities and Loans

We have a concentration of investments in the real estate sector and may have concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

        We operate in the commercial real estate sector. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to over our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

        In addition, we are not required to observe specific diversification criteria relating to property types, locations, tenants or borrowers. A limited degree of diversification increases risk because the aggregate return of our business may be adversely affected by the unfavorable performance of a single property type, single tenant, single market or even a single investment.

        To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period. Additionally, borrower concentration, in which a particular borrower is, or a group of related borrowers are, associated with multiple real properties securing mortgage loans or securities held by us, magnifies the risks presented by the possible poor performance of such borrower(s).

We operate in a highly competitive market for lending and investment opportunities, which may limit our ability to originate or acquire desirable loans and investments in our target assets.

        We operate in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, real estate investment trusts ("REITs"), commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other finance companies have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the maintenance of an exemption from the Investment Company Act. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in specific types of target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can offer no assurance that we will be able to identify and originate loans or make any or all of the types of investments that are described in this Annual Report on Form 10-K.

Our investment guidelines and underwriting guidelines may restrict our ability to compete with others for desirable commercial mortgage loan origination and acquisition opportunities.

        We have investment guidelines and underwriting guidelines with respect to commercial mortgage loan origination and acquisition opportunities. Additionally, under our credit facilities, the lenders have the right to review the assets which we are seeking to finance and approve the purchase and financing of such assets in their sole discretion. These investment and underwriting guidelines and lender approvals may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these guidelines may be stricter than the guidelines employed by our competitors. As a result, we may not be able to compete with others for desirable commercial mortgage loan origination and acquisition opportunities. In addition, these investment and underwriting guidelines and approvals impose conditions and limitations on our ability to originate certain of our target assets, including, in particular, restrictions on our ability to originate junior mortgage loans, mezzanine loans and preferred equity investments.

Our earnings may decrease because of changes in prevailing interest rates.

        Our primary interest rate exposures relate to the yield on our assets and the financing cost of our debt, as well as the interest rate swaps that we utilize for hedging purposes. Interest rates are highly sensitive to many factors beyond our control, including but not limited to governmental monetary and tax policies, domestic and international economic and political considerations.

        Interest rate fluctuations present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and fluctuating prepayment rates, and such fluctuations may adversely affect our income and may generate losses.

Prepayment rates on mortgage loans cannot be predicted with certainty and prepayments may result in losses to the value of our assets.

        The frequency at which prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our investments can adversely impact our business, and prepayment rates cannot be predicted with certainty, making it impossible to completely insulate us from prepayment or other such risks. Any adverse effects of prepayments may impact our portfolio in that particular investments, which may experience outright losses in an environment of faster actual or anticipated prepayments or may underperform relative to hedges that the management team may have constructed for such investments (resulting in a loss to our overall portfolio). Additionally, borrowers are more likely to prepay when the prevailing level of interest rates falls, thereby exposing us to the risk that the prepayment proceeds may be reinvested only at a lower interest rate than that borne by the prepaid obligation.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

        We cannot predict the severity of the effect that potential future terrorist attacks could have on us. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. The economic impact of such events could also adversely affect the credit quality of some of our loans and investments and the property underlying our securities. Losses resulting from these types of events may not be fully insurable.

        The events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the "TRIA") and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended the TRIA through the end of 2014, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable opportunities available to us and the pace at which we are able to acquire assets. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our assets.

Risks Related to Our Portfolio

The value of our investments, including the CMBS in which we invest, may be adversely affected by many factors that are beyond our control.

        Income from, and the value of, our investments may be adversely affected by many factors that are beyond our control, including:

  •
  volatility and adverse changes in international, national and local economic and market conditions, including contractions in market liquidity for mortgage loans and mortgage related assets;

  •
  changes in interest rates and in the availability, costs and terms of financing;

  •
  changes in generally accepted accounting principles;

  •
  changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

  •
  downturns in the markets for residential mortgage-backed securities and other asset backed and structured products; and

  •
  civil unrest, terrorism, acts of war, nuclear or radiological disasters and natural disasters, including earthquakes, hurricanes, tornados, tsunamis and floods, which may result in uninsured and underinsured losses.

In addition to other analytical tools, our management team utilizes financial models to evaluate loans and real estate assets, the accuracy and effectiveness of which cannot be guaranteed.

        In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that management's projected results will be obtained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS in which we invest, are nonrecourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

        Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower's assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal's or affiliate's assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

The commercial mortgage and other commercial real estate-related loans, and the commercial mortgage loans underlying the CMBS in which we may invest, are subject to the ability of the commercial property owner to generate net income from operating the property (and not the independent income or assets of the borrower). The volatility of real property could have a material adverse effect on our business, financial position and results of operations.

        Commercial mortgage loans and the commercial mortgage loans underlying the securities in which we may invest are subject to the ability of the commercial property owner to general net income from operating the property (and not the independent income or assets of the borrower). Any reductions in net operating income ("NOI") increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

  •
  the ongoing need for capital improvements, particularly in older structures;

  •
  changes in operating expenses;

  •
  changes in general or local market conditions;

  •
  changes in tenant mix and performance, the occupancy or rental rates of the property or, for a property that requires new leasing activity, a failure to lease the property in accordance with the projected leasing schedule;

  •
  competition from comparable property types or properties;

  •
  unskilled or inexperienced property management;

  •
  limited availability of mortgage funds or fluctuations in interest rates which may render the sale and refinancing of a property difficult;

  •
  development projects that experience cost overruns or otherwise fail to perform as projected including, without limitation, failure to complete planned renovations, repairs, or construction;

  •
  unanticipated increases in real estate taxes and other operating expenses;

  •
  challenges to the borrower's claim of title to the real property;

  •
  environmental considerations;

  •
  zoning laws;

  •
  other governmental rules and policies;

  •
  unanticipated structural defects or costliness of maintaining the property;

  •
  uninsured losses, such as possible acts of terrorism;

  •
  a decline in the operational performance of a facility on the real property (such facilities may include multifamily rental facilities, office properties, retail facilities, hospitality facilities, healthcare-related facilities, industrial facilities, warehouse facilities, restaurants, mobile home facilities, recreational or resort facilities, arenas or stadiums, religious facilities, parking lot facilities or other facilities); and

  •
  severe weather-related damage to the property and/or its operation.

        Additional risks may be presented by the type and use of a particular commercial property, including specialized use as a nursing home or hospitality property.

        In instances where the borrower is acting as a landlord on the underlying property as we do for our selected net leased and other real estate assets, the ability of such borrower to satisfy the debt obligation we hold will depend on the performance and financial health of the underlying tenants, which may be difficult for us to assess or predict. In addition, as the number of tenants with respect to a commercial property decreases or as tenant spaces on a property must be relet, the nonperformance risk of the loan related to such commercial property may increase. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan as lender and repay the principal as borrower.

        A substantial portion of our portfolio may be committed to the origination or purchasing of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, such companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. The above financial challenges may make it difficult for such borrowers to make scheduled payments of interest or principal on their loans. Accordingly, advances made to such types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

        A portion of our portfolio also may be committed to the origination or purchasing of commercial loans where the borrower is a business with a history of poor operating performance, based on our belief that we can realize value from a loan on the property despite such borrower's performance history. However, if such borrower were to continue to perform poorly after the origination or purchase of such loan, including due to the above financial challenges, we could be adversely affected.

Certain balance sheet loans may be more illiquid and involve a greater risk of loss than long-term mortgage loans.

        We originate and acquire balance sheet loans generally having maturities of three years or less, that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate generally having a maturity of three years or less. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may, therefore, be dependent on a borrower's ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors.

        Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower's default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of our interim loan portfolio and may adversely affect the value of the portfolio.

        Such "liquidity risk" may be difficult or impossible to hedge against and may also make it difficult to effect a sale of such assets as we may need or desire. As a result, if we are required to liquidate all or a portion of our interim loan portfolio quickly, we may realize significantly less than the value at which such investments were previously recorded, which may fail to maximize the value of the investments or result in a loss.

We may finance first mortgages, which may present greater risks than if we had made first mortgages directly to owners of real estate collateral.

        Further, our portfolio may include first mortgage loan financings which are loans made to holders of commercial real estate first mortgage loans that are secured by commercial real estate. While we have certain rights with respect to the real estate collateral underlying a first mortgage loan, the holder of the commercial real estate first mortgage loans may fail to exercise its rights with respect to a default or other adverse action relating to the underlying real estate collateral or fail to promptly notify us of such an event which would adversely affect our ability to enforce our rights. In addition, in the event of the bankruptcy of the borrower under the first mortgage loan, we may not have full recourse to the assets of the holder of the commercial real estate loan, or the assets of the holder of the commercial real estate loan may not be sufficient to satisfy our first mortgage loan financing. Accordingly, we may face greater risks from our first mortgage loan financings than if we had made first mortgage loans directly to owners of real estate collateral.

We may originate or acquire construction loans, which may expose us to an increased risk of loss.

        We may originate or acquire construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete construction from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

We are subject to additional risks associated with loan participations.

        Some of our loans are participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

We may originate or acquire B-Notes, a form of subordinated mortgage loan, and we may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

        We may originate or acquire B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note owners after payment to the A-Note owners. B-Notes reflect similar credit risks to comparably rated CMBS.

        However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments and circumstances. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B-Notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments.

Our investments in subordinate loans, subordinate participation interests in loans and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these loans.

        We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate CMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a loan to us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

        If a borrower defaults on our mezzanine loan, subordinate loan or debt senior to any loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine and subordinate loans may have higher loan-to-value ratios than first mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans or subordinate loans would result in operating losses for us.

        In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the "B-Piece" buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we may invest, we may not be able to recover all of our investment in the securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage backed securities, the securities in which we may invest may effectively become the "first loss" position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

The market value of our investments in CMBS could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.

        We currently invest in and may continue to invest in CMBS, a specific type of structured finance security. CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgage loans or interests therein having a multi-family or commercial use, such as shopping malls, other retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. Accordingly, investments in CMBS are subject to the various risks described herein which relate to the pool of underlying assets in which the CMBS represents an interest. The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on the performance of the servicer or special servicer. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. We will bear the risk of loss on any CMBS we purchase. Further, the insurance coverage for various types of losses is limited in amount and we would bear losses in excess of the applicable limitations.

        We may attempt to underwrite our investments on a "loss-adjusted" basis, which projects a certain level of performance. However, there can be no assurance that this underwriting will accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some mortgage loans underlying CMBS may default. Under such circumstances, cash flows of CMBS investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS relating to such defaulted loans that we hold.

        The market value of our CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control, and could influence our ability to obtain short-term financing on the CMBS. The CMBS in which we may invest may have no, or only a limited, trading market. In addition, we may in the future invest in CMBS investments that are not rated by any credit rating agency, and such investments may be less liquid than CMBS that are rated. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS that we hold may be subject to restrictions on transfer and may be considered illiquid.

We have acquired and, in the future, may acquire net leased real estate assets, or make loans to owners of net leased real estate assets (including ourselves), which carry particular risks of loss that may have a material impact on our financial condition, liquidity and results of operations.

        A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner. The value of our investments and the income from our investments in net leased properties, if any, will depend upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, the cash flow and/or the value of the property would be adversely affected. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we, as the owner, or the borrower, were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested in, and anticipated profits from, the property. In addition, we, as the owner, or the borrower may find it difficult to lease certain property to new tenants if that property had been suited to the particular needs of a former tenant.

The expense of operating and owning real property may impact our cash flow from operations.

        We have in the past and may in the future make equity investments in real property. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent out properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.

        For example, in December 2012, we entered into a joint venture to purchase 427 residential condominium units in Veer Towers. There can be no assurance that this investment will generate positive cash flows in excess of the expense of owning and operating such properties.

Our investments in securities and mortgages issued by agencies or instrumentalities of the U.S. government face risks of prepayments or defaults on U.S. Agency Securities that we own at a premium and of "negative convexity."

        We currently invest in and may continue to invest in securities and mortgages issued by agencies or instrumentalities of the U.S. government, including Ginnie Mae, Fannie Mae, the Federal Housing Administration ("FHA"), Freddie Mac and other government agency mortgages secured by single multifamily properties or skilled nursing facilities. Additionally, we invest in real estate mortgage investment conduit ("REMIC") securities collateralized by these mortgages. We invest in U.S. Agency Securities, the principal of which is guaranteed implicitly or explicitly by the U.S. government. Therefore, the most significant risks present in U.S. Agency Securities owned by us are first, in prepayments or defaults on U.S. Agency Securities that we own at a premium and second, "negative convexity," as defined below.

        We are exposed to the risk of increased prepayments or defaults by any mortgage or security that we own at a premium, such as any interest-only securities, most single mortgage securities and all construction and permanent loans. Any principal paydown diminishes the amount outstanding in these securities and reduces the yield to us. Before purchasing a loan or security, we judge the likelihood of prepayment based on certain prepayment and default parameters and our own experience in the government agency security market. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our judgment and, accordingly, result in losses to our business.

        "Negative convexity" is the inverse relationship between interest rates and the average expected life of a pool of mortgage loans; when interest rates rise, a mortgage may extend and when interest rates fall, a mortgage may prepay or default. As in any mortgage security, negative convexity is a concern as the yield on mortgage-backed securities is based on the average expected life of the underlying pool of mortgage loans. The actual prepayment experience of such pools may cause the yield we realize to differ from that calculated by us in making the investment, resulting in losses or profits. To protect against prepayments in a falling interest rate environment, typically each newly originated multifamily loan owned by us has a combination of 10 years of call/prepayment protection. However, an unexpected default in a single large property may reduce yield. In each transaction, we attempt to understand the agencies' underwriting processes in order to assess the risk of default associated with a particular U.S. Agency Security. We also endeavor to diversify our holdings and at periodic points in time, sell our older positions for newer product, which may have less likelihood of default. There is no guarantee that we will be successful in either of these activities. When interest rates are rising, the rate of prepayment tends to decrease, thereby lengthening the actual average life of such pools. We frequently update our extension risk analyses and, if necessary, our hedging to account for this risk. The same is true when interest rates fall and prepayments tend to increase.

        Other risks associated with U.S. Agency Securities are illiquidity, re-investment and the risk that a construction loan may not roll into a permanent loan.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business.

        There continues to be substantial uncertainty regarding the future of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period. Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency (the "FHFA") placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each GSE maintains a positive net worth by providing for the provision of cash by the Treasury to Fannie Mae and Freddie Mac if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the GSE's conservatorship, either or both GSEs could also be placed into receivership under certain circumstances.

        In August 2012, the Treasury announced its intention to restructure the preferred stock agreements with the GSEs. Under the new agreement, the GSEs will (i) pass on all profits to the Treasury when they make money and pay nothing when they have losses (as opposed to paying a flat 10% dividend), (ii) wind down their mortgage portfolios by 15% per annum with the goal of reaching a total portfolio size of $150 billion by 2018 and (iii) submit a plan to the Treasury to reduce mortgage risk for both the guaranteed book and retained portfolio by December 15, 2012. In March 2013, Fannie Mae and Freddie Mac announced that they will build a new entity as they wind down operations and may eventually be replaced by the new entity. In June 2013, a draft bill introduced to a Senate committee entitled the "Housing Finance Reform and Taxpayer Protection Act of 2013", gave a name to this new entity—the Federal Mortgage Insurance Corporation (the "FMIC"). As proposed in the draft bill, the FMIC would be modeled in part after the Federal Deposit Insurance Corporation and would provide catastrophic reinsurance in the secondary market for mortgage-backed securities. The FMIC would also take over multi-family guarantees as the existing portfolios of Fannie Mae and Freddie Mac are wound down over a span of five years. The effects that these plans, which are not guaranteed to take effect as stated or at all, may have on our business are yet to be determined.

We may make equity and preferred equity investments which involve a greater risk of loss than traditional debt financing.

        We may invest in equity and preferred equity interests in entities owning real estate. Such investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our capital after any creditors to the entity are paid. As a result, we may not recover some or all of our capital, which could result in losses.

Our participation in the market for nonrecourse long-term securitizations may expose us to risks that could result in losses to us.

        Following the dislocation of credit markets that commenced in 2007, the market for nonrecourse long-term securitizations has resumed and we have generally participated in that market by contributing loans to securitizations led by various large financial institutions and by leading a single-asset securitization on a single mortgage loan we originated. We may, in the future, take a larger role in leading single-asset and multi-asset securitizations of mortgage loans. To date, when we have primarily acted as a co-manager and mortgage loan seller into securitizations, we have been obligated to assume substantially similar liabilities as were required of a mortgage loan seller prior to the credit market dislocation, including with respect to representations and warranties required to be made for the benefit of investors. In particular, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, or to repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation and warranty or a material loan document deficiency; and (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead single-asset or multi-asset securitizations as issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

        As a result of the dislocation of the credit markets, the securitization industry has crafted and continues to craft proposed changes to securitization practices, including proposed new standard representations and warranties, underwriting guidelines and disclosure guidelines. In addition, the securitization industry is becoming more regulated. For example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), various federal agencies have promulgated, or are in the process of promulgating regulations with respect to various issues that affect securitizations, including (i) a requirement under the Dodd-Frank Act that issuers in securitizations retain 5% of the risk associated with securities they issue, (ii) requirements for additional disclosure, (iii) requirements for additional review and reporting and (iv) certain restrictions designed to prevent conflicts of interest. The implementation of any regulations ultimately adopted will occur over a time period that could range from two months to as long as two years. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. It is expected that the risk-retention regulations will be adopted in 2014 and that, pursuant to the Dodd-Frank Act as presently in effect, those regulations would take effect two years after adoption. Certain proposed regulations, if adopted, could alter the structure of securitizations in the future and could pose additional risks to our participation in future securitizations or could reduce or eliminate the economic benefits of participating in future securitizations.

        Prior to any securitization, we generally finance mortgage loans with relatively short-term facilities until a sufficient portfolio is accumulated. We are subject to the risk that we will not be able to originate or acquire sufficient eligible assets to maximize the efficiency of a securitization. We also bear the risk that we might not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us or one of our subsidiaries. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Any credit ratings assigned to our investments could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.

        Some of our investments may be rated by one or more of Moody's, Fitch, Standard & Poor's, Realpoint, Dominion Bond Rating Service, Kroll Bond Ratings or other credit rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot be assured that any such ratings will not be changed or withdrawn by a credit rating agency in the future if, in its judgment, circumstances warrant. If credit rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The credit ratings currently assigned to our investments may not accurately reflect the risks associated with those investments.

        Credit rating agencies rate investments based upon their assessment of the perceived safety of the receipt of principal and interest payments from the issuers of such debt securities. Credit ratings assigned by the credit rating agencies may not fully reflect the true risks of an investment in such securities. Also, credit rating agencies may fail to make timely adjustments to credit ratings based on recently available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may in fact be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information, such as the discounted value of a CMBS security's projected future cash flows, and the value of the real estate collateral underlying the mortgage loans owned by the issuing REMIC trust. However, our assessment of the quality of a CMBS investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

We could incur losses from investments in non-conforming and non-investment grade-rated loans or securities, which could have a material impact on our financial condition, liquidity and results of operations.

        Some of our investments may not conform to conventional loan standards applied by traditional lenders and either may not be rated or may be rated as non-investment grade by the credit rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the underlying loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments will have a higher risk of default and loss than investment grade-rated assets. Any loss that we incur may be significant. There may be no limits on the percentage of unrated or non-investment grade rated assets that we may hold in our portfolio.

Some of our portfolio investments will be recorded at fair value and there is uncertainty as to the value of these investments. Furthermore, our determinations of fair value may have a material impact on our financial condition and results of operations.

        The value of some of our investments may not be readily determinable. We will value these investments quarterly at fair value, as determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (Topic 820): Fair Value Measurement, or ASC 820. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Our determinations of fair value may have a material impact on our earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to OTTI, or our accumulated other comprehensive income/(loss) in our stockholders' equity, in the case of available-for-sale securities that are subject only to temporary impairments.

        In many cases, our determination of the fair value of our investments will be based on valuations provided by third-party dealers and pricing services. Valuations of certain of our assets are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Our ability to collect upon the mortgage loans may be limited by the application of state laws.

        Each of our mortgage loans permits us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke such acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of any state, however, may refuse to allow the foreclosure of a mortgage, deed of trust, or other security instrument or to permit the acceleration of the indebtedness if the exercise of those remedies would be inequitable or unjust or the circumstances would render the acceleration unconscionable. Thus, a court may refuse to permit foreclosure or acceleration if a default is deemed immaterial or the exercise of those remedies would be unjust or unconscionable or if a material default is cured.

        Further, the ability to collect upon mortgage loans may be limited by the application of state and federal laws. Several states (including California) have laws that prohibit more than one "judicial action" to enforce a mortgage obligation. Some courts have construed the term "judicial action" broadly.

The borrowers under the loans underlying our investments may be unable to repay their remaining principal balances on their stated maturity dates, which could negatively impact our business results.

        Our mortgage loans may be non-amortizing or partially amortizing balloon loans that provide for substantial payments of principal due at their stated maturities. Balloon loans involve a greater risk to the lender than amortizing loans because a borrower's ability to repay a balloon mortgage loan on its stated maturity date typically will depend upon its ability either to refinance the mortgage loan (although some loans such as those on condominium projects, may be at least partially self-liquidating) or to sell the mortgaged property at a price sufficient to permit repayment. A borrower's ability to effect a refinancing or sale will be affected by a number of factors. We are not obligated to refinance any of these mortgage loans.

Third-party diligence reports on mortgaged properties are made as of a point in time and are therefore limited in scope.

        Appraisals and engineering and environmental reports, as well as a variety of other third party reports, are generally obtained with respect to each of the mortgaged properties underlying our investments at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the mortgaged properties may have fluctuated significantly since the appraisals were performed. In addition, any third party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.

The owners of, and borrowers on, the properties which secure our investments may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws, which may create potential for risk of loss to us.

        Although commercial mortgage lenders typically seek to reduce the risk of borrower bankruptcy through such items as nonrecourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the owners of, and borrowers on, the properties which secure our investments may still seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. One of the protections offered in such proceedings to borrowers or owners is a stay of legal proceedings against such borrowers or owners, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on its collateral, and could adversely affect the value of those assets. Other protections in such proceedings to borrowers and owners include forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

        Liability relating to environmental matters may decrease the value of the underlying properties of our investments and may adversely affect the ability of a person to sell such property or real estate instrument related to the property or borrow using such property as collateral and may adversely affect the security afforded by a property for a mortgage loan. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on, about, under or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. To the extent that an owner of an underlying property becomes liable for removal costs, testing, monitoring, remediation, bodily injury or property damage, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset related to such property. If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thereby harming our financial conditions. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition. Moreover, some federal and state laws provide that, in certain situations, a secured lender, such as us, may be liable as an "owner" or "operator" of the real property, regardless of whether the borrower or previous owner caused the environmental damage. Therefore, the presence of hazardous materials on certain property could have an adverse effect on us in our capacity as the owner of such property, as the mortgage lender to the owner of such property, or as the holder of a real estate instrument related to such property.

Insurance on the real estate underlying our loans and investments may not cover all losses, and this shortfall could result in both loss of cash flow from and a decrease in the asset value of the affected property.

        The borrower, or we as property owner and/or originating lender, as the case may be, might not purchase enough or the proper types of insurance coverage to cover all losses. Further, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from and a decrease in the asset value of the affected property.

Our entitlement to repayment on a loan may be impacted by the doctrine of equitable subordination, which would result in the subordination of our claim to the claims of other creditors of the borrower.

        Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a borrower, including control resulting from the ownership of equity interests in a borrower. In certain instances where we own equity in a property, we also may make one or more loans to the owner of such property. Payments on one or more of our loans, particularly a loan to a borrower in which we also hold equity interests, may be subject to claims of equitable subordination that would place our entitlement to repayment of the loan on an equal basis with holders of the borrower's common equity only after all of the borrower's obligations relating to its other debt and preferred securities has been satisfied.

If we purchase or originate loans secured by liens on facilities that are subject to a ground lease and such ground lease is terminated unexpectedly, our interests could be adversely affected.

        A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally any real property improvements made by the lessee during the term of the lease will revert to the owner at the end of the lease term. We may purchase or originate loans secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to terminate unexpectedly, due to the borrower's default on such ground lease, our business could be adversely affected.

For certain of our loans, we may rely on loan agents and special servicers and such agents and servicers may not act in the manner that we expect.

        With respect to some of our loans, we will be neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan. When we are not the agent for a loan, we may not receive the same financial or operational information as we would receive for loans for which we are the agent and, in many instances, the information on which we must rely may be provided by the agent rather than directly by the borrower. As a result, it may be more difficult for us to track or rate such loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent or other lenders for one of such loans may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would have taken had we been agent for the loan.

We may not be able to control the party who services the mortgage loans included in the CMBS in which we may invest if those loans are in default and, in such cases, our interests could be adversely affected.

        With respect to each series of the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificate-holder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificate-holder or controlling class representative. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder or controlling class representative, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. However, the special servicer is not permitted to take actions that are prohibited by law or violate the applicable servicing standard or the terms of the mortgage loan documents.

We may be required to make determinations of a borrower's creditworthiness based on incomplete information or information that we cannot verify, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business.

        The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information including, without limitation, information relating to the form of entity of the prospective borrower, which may indicate whether the borrower can limit the impact that its other activities have on its ability to pay obligations related to the mortgaged property. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, members of the management team may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. We must evaluate existing conditions on our debt investments to make determinations to record loan loss reserves on these specific investments. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance.

If the loans that we originate or purchase do not comply with applicable laws, we may be subject to penalties.

        Loans that we originate or purchase may be directly or indirectly subject to U.S. laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of law intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited, to zoning laws that allow permitted non-conforming uses). If we or any other person fail to comply with such laws in relation to a loan that we have purchased or originated, legal penalties may be imposed, and our business may be adversely affected as a result. Additionally, jurisdictions with "one action," "security first" and/or "antideficiency rules" may limit our ability or the ability of a special servicer of a CMBS issuance to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by federal, state or local governmental entities, and such laws may have an adverse effect on our business.

We are subject to various risks relating to non-U.S. securities and loans that may make them more risky than our investments in U.S.-based securities and loans.

        Investments in securities or loans of non-U.S. issuers or borrowers or on non-U.S. properties and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not hedged, currency exchange risks (including blockage, devaluation and nonexchangeability), as well as a range of other potential risks which could include expropriation, confiscatory taxation, withholding or other taxes on interest, dividends, capital gain or other income, political or social instability, illiquidity, price volatility, market manipulation and the burdens of complying with international licensing and regulatory requirements and prohibitions that differ between jurisdictions. In addition, less information may be available regarding non-U.S. properties or securities of non-U.S. issuers or borrowers and non-U.S. issuers or borrowers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to or as uniform as those of U.S. issuers.

        Transaction costs of investing in non-U.S. securities or loan markets are generally higher than in the United States, and there may be less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. We might have greater difficulty taking appropriate legal action in non-U.S. courts and non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect our performance.

Risks Related to Our Indebtedness

Our business is highly leveraged, which could lead to greater losses than if we were not as leveraged.

        We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings my take the form of "financing facilities" such as bank credit facilities, credit facilities from government agencies (including the FHLB), repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse portfolios or real estate instruments until we exit them through securitization. We do and, in the future, intend to enter into securitization and other long-term financing transactions to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. However, such agreements may include a recourse component. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, our borrowings are generally based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

There can be no assurance that we will be able to utilize financing arrangements in the future on favorable terms, or at all.

        There is no assurance that we will be able to obtain, maintain or renew our financing facilities on terms favorable to us or at all. Furthermore, any financing facility that we enter into will be subject to conditions and restrictive covenants relating to our operations, which may inhibit our ability to grow our business and increase revenues. To the extent we breach a covenant or cannot satisfy a condition, such facility may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. Further, such borrowings may limit the length of time during which any given asset may be used as eligible collateral.

        Additionally, if we are unable to securitize our loans to replenish a warehouse line of credit, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate our assets. Furthermore, some of our warehouse lines of credit contain cross-default provisions. If a default occurs under one of these warehouse lines of credit and the lenders terminate one or more of these agreements, we may need to enter into replacement agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement agreements on the same terms as the terminated warehouse line of credit.

        We may issue more unsecured corporate bonds in the future depending on the financing requirements of our business and market conditions. Our failure to maintain the credit ratings on our debt securities could negatively affect our ability to access capital and could increase our interest expense. The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of the credit ratings on our Notes and other debt securities. Any negative ratings actions could constrain the capital available to us and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition and cash flows.

The utilization of any of our repurchase and warehouse facilities and other financing arrangements is subject to the pre- approval of the lender, which we may be unable to obtain.

        In order to borrow funds under a repurchase or warehouse agreement or other financing arrangement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

Our use of repurchase agreements to finance our securities and/or loans may give our lenders greater rights in the event that either we or a lender files for bankruptcy, including the right to repudiate our repurchase agreements, which could limit or delay our claims.

        In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted under applicable insolvency laws to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. Therefore, our use of repurchase agreements to finance our portfolio assets exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or ourselves.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security and/or loans to us at the end of the transaction term, or if the value of the underlying security and/or loans has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

        When we engage in repurchase transactions, we generally sell securities and/or loans to lenders (i.e., repurchase agreement counterparties) in return for cash from the lenders. The lenders then are obligated to resell the same securities and/or loans to us at the end of the term of the transaction. In a repurchase agreement, the cash we receive from a lender when we initially sell the securities and/or loans to such lender is less than the value of the securities and/ or loans sold. If the lender defaults on its obligation to resell the same securities and/or loans to us under the terms of a repurchase agreement, we will incur a loss on the transaction equal to the difference between the value of the securities and/or loans sold and the cash we received from the lender (assuming there was no change in the value of the securities and/or loans). We also would lose money on a repurchase transaction if the value of the underlying securities and/ or loans has declined as of the end of the transaction term, as we would have to repurchase the securities and/or loans for their initial value but would receive securities and/or loans worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements generally contain crossdefault provisions, so that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of their repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase transactions could adversely affect our earnings.

We may be subject to repurchases of loans or indemnification on loans and real estate that we have sold if certain representations or warranties in those sales are breached.

        If loans that we sell or securitize do not comply with representations and warranties that we make about the loans, the borrowers, or the underlying properties, we may be required to repurchase such loans (including from a trust vehicle used to facilitate a structured financing of the assets through a securitization) or replace them with substitute loans. Additionally, in the case of loans and real estate that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically will require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could adversely affect our business.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our Notes and other indebtedness, and could have a material adverse effect on the value of our common stock.

        We have, and will continue to have, a significant amount of indebtedness. At December 31, 2013, we and our subsidiaries had approximately $2.2 billion of aggregate principal amount of indebtedness outstanding, of which $1.9 billion was secured indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could;

  •
  make it more difficult for us to satisfy our obligations with respect to our Notes and other debt securities, and our other debt;

  •
  increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  restrict us from capitalizing on business opportunities;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds for working capital, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

        The occurrence of any one or more of these effects could have a material adverse effect on the value of our common stock.

        In addition, the credit agreements governing our funding debt and the indenture governing our Notes contain, and the agreements governing future indebtedness and future debt securities may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness, which could lead to a substantial loss and a material adverse effect on the value of our common stock.

We will depend on distributions from our subsidiaries to fulfill our obligations under our indebtedness.

        Our ability to service debt obligations, including our ability to pay the interest on and principal of our credit facilities, Notes and other debt securities when due, will be dependent upon cash distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us, including limitations imposed by individual debt arrangements at these subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make any funds available to us.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

        We and our subsidiaries may be able to incur substantial additional debt in the future. Although we are subject to certain restrictions on our ability to incur additional debt in the indenture governing the senior notes and our other debt agreements, such restrictions would allow us to incur significant additional debt and are subject to significant qualifications and restrictions. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. In addition, because certain of our outstanding indebtedness bears interest at variable rates of interest, we are exposed to risk from fluctuations in interest rates. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, or may create additional risks.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

        Generally, the debt we have incurred to finance the mortgage loans we originate matures sooner than those mortgage loans. Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund working capital needs will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

        If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets or seek to raise additional capital, any of which could have a material adverse effect on our operations and the value of our common stock. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future indebtedness may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as the value of our common stock.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our financial condition and results of operations.

        If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow could be insufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could have a material adverse effect on the value of our common stock.

The indenture governing our Notes and the credit agreements governing our funding debt will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

        The indenture governing our Notes and the credit agreements governing our funding debt will impose significant operating and financial restrictions and limit the ability of LCFH, and its restricted subsidiaries to, among other things:

  •
  incur additional indebtedness and guarantee indebtedness;

  •
  pay dividends or make other distributions in respect of, or repurchase or redeem, partnership interests or capital stock;

  •
  prepay, redeem or repurchase certain debt;

  •
  sell or otherwise dispose of assets;

  •
  sell stock of our subsidiaries;

  •
  incur liens;

  •
  enter into transactions with affiliates;

  •
  enter into agreements restricting our subsidiaries' ability to pay dividends; and

  •
  consolidate, merge or sell all or substantially all of our assets.

        As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we will be required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We may be unable to maintain compliance with these covenants in the future and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants.

        Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition, as well as the value of our common stock, could be adversely affected.

 Risks Related to Regulatory and Compliance Matters

One of our subsidiaries is registered as a broker-dealer and is subject to various broker-dealer regulations. Violations of these regulations could result in revocation of broker-dealer licenses, fines or other disciplinary action.

        We have a subsidiary that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of the Financial Industry Regulatory Authority ("FINRA"). This subsidiary, which from time to time comanages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients' funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients' purchases and the conduct of directors, officers and employees. The SEC and FINRA have also imposed both conduct-based and disclosure-based requirements with respect to research reports. Violation of these regulations can result in the revocation of broker-dealer licenses (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. In addition, our broker-dealer subsidiary is subject to routine periodic examination by the staff of FINRA.

        As a registered broker-dealer and member of a self-regulatory organization, our broker-dealer subsidiary is subject to the SEC's uniform net capital rule. Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

        The Dodd-Frank Act will result in additional regulation by the SEC, the U.S. Commodity Futures Trading Commission ("CFTC") and other regulators of our broker-dealer subsidiary. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. Our broker-dealer subsidiary will also be affected by rules to be adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules proposed by the SEC in September 2011 to implement the Dodd-Frank Act's prohibition against securitization participants' engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

If our subsidiaries that are regulated as registered investment advisers are unable to meet the requirements of the SEC or fail to comply with certain federal and state securities laws and regulations, they may face termination of their investment adviser registration, fines or other disciplinary action.

        Two of our subsidiaries are regulated by the SEC as registered investment advisers. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

If our subsidiaries that are regulated as registered investment advisers are unable to successfully negotiate the terms of their management fees, our results of operations could be negatively impacted.

        Our asset management business, which consists of our institutional bridge loan partnership (a private investment fund) in addition to two separate CMBS managed accounts as of December 31, 2013, depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially receive additional fees and compensation, which would materially reduce our revenue and cash flow from our asset management business and adversely affect our financial condition.

        In connection with creating new investment products or securing additional investments in existing accounts and vehicles, we negotiate terms with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of other accounts or vehicles one of our investment adviser subsidiaries has advised. Such terms could restrict our subsidiaries' ability to advise accounts or vehicles with investment objectives or strategies that compete with existing accounts or vehicles, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the accounts or vehicles or increase our potential liabilities, all of which could ultimately reduce our profitability.

The historical returns attributable to the accounts and investment vehicles managed by our asset management business are not indicative of the future results of the accounts and investment vehicles managed by this business, our future results or the performance of the Notes.

        The historical and potential future returns of the accounts and investment vehicles managed by our asset management business are not directly linked to returns on our business. Therefore, any positive performance of the accounts and investment vehicles that we manage will not necessarily result in positive returns on an investment in our common equity. However, poor performance of the accounts and investment vehicles that we manage would cause a decline in our revenue from such accounts and investment vehicles, and would, therefore, have a negative effect on our performance.

One of our subsidiaries that advises private investment funds may provide investors the right to redeem their investments in these funds or to cause these funds to be dissolved. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such account on short notice. Any of these events would lead to a decrease in our revenues, which could be substantial.

        Investors in any private investment funds advised by one of our subsidiaries may have the right redeem their investments on an annual, semi-annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund's specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our subsidiary's assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our subsidiary's funds could have a material adverse effect on our business, revenues, net income and cash flows.

        One of our subsidiaries currently manages certain separately managed accounts whereby it earns management and incentive fees. The investment management agreements our subsidiary enters into in connection with managing separately managed accounts on behalf of certain clients may be terminated by such clients on relatively short notice. In the case of any such terminations, the management and incentive fees our subsidiary earns in connection with managing such account would cease, which could result in an adverse impact on our revenues. The governing agreements of any private investment funds advised by one of our subsidiaries may provide that, subject to certain conditions, third-party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in the compensation we would earn from such investment funds. Finally, the applicable funds would cease to exist. In addition to having a negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds could result in significant reputational damage to us.

We cannot be certain that consents required for assignments of our investment management agreements will be obtained if a change of control occurs at the Company, which may result in the termination of these agreements and a corresponding loss of revenue.

        All of our separately managed accounts and private funds do and would have an adviser that is regulated as a registered investment adviser under the Advisers Act, which requires these investment management agreements to be terminated upon an "assignment" without investor consent. Such "assignment" may be deemed to occur in the event such adviser was to experience a direct or indirect change of control (at the Company level). Termination of these agreements would cause us to lose the fees we earn from such accounts or funds.

If our subsidiary that operates as a captive insurance company fails to comply with insurance laws or is no longer a member of the FHLB, our sources of financing may be limited, which may have an adverse financial impact on the captive and us.

        We maintain a captive insurance company to provide coverage previously self-insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. The captive is regulated by the State of Michigan and is subject to regulations that cover all aspects of its business, including a requirement to maintain a certain minimum net capital. Violation of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The captive could also be found to be in violation of the insurance laws of states other than Michigan (i.e., states where insureds are located), in which case fines and penalties could apply from those states. Any limitation on the activities of the captive and regulatory proceeding, regulatory limitation or sanction, loss of license or change of laws or regulation affecting the captive could affect the ability of the captive to borrow from the FHLB and thereby limit a source of financing for our operations.

        The captive is a member of the FHLB, and as such, is eligible to borrow funds, on a fully collateralized basis, in accordance with the terms and conditions of the FHLB's Advances, Pledge and Security Agreement. As a member, the captive is required to purchase shares of the FHLB based on the amount of funds borrowed. The organization of the captive and its membership in the FHLB is viewed as a risk financing and investment vehicle of Ladder. Like any other investment, the captive's participation in the FHLB involves some risk of loss, both with respect to the shares of the FHLB and the assets provided by the captive as collateral. Furthermore, if the captive's membership in the FHLB is terminated, then it may have an adverse financial impact on the captive and us.

The FHFA may pass regulatory initiatives adverse to insurance companies which may lead to limited lending to our captive insurance company and possibly termination of our FHLB membership.

        The FHFA is the regulator of the FHLB. The FHFA has issued regulatory initiatives to address its concerns regarding insurance companies, including captive insurance companies, as members of the FHLB. These initiatives could (i) impact whether additional insurance companies may become members of an FHLB, (ii) limit lending by FHLB to insurance companies members, (iii) incentivize insurance companies to voluntarily withdraw from membership or (iv) dictate the involuntary termination of insurance companies and the associated repayment of their outstanding financing. Although we do not expect the FHFA to issue proposed rules in the near term, there can be no assurance that any such proposed rules will not adversely impact our captive insurance company and its access to lending by the FHLB.

The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations.

        As a holding company whose principal assets are the capital stock of our subsidiaries, Ladder relies primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and for other corporate expenses. The inability of our subsidiaries to pay sufficient dividends to the holding company due to the lack of regulatory or lender approval could prevent us from meeting our obligations. For example, our captive insurance company subsidiary is subject to state regulations, and our broker dealer subsidiary is subject to FINRA and Securities and Exchange Commission ("SEC") regulations, both of which require that dividends (including dividends to us as their parent company) may only be made with respective regulatory approval, and there can be no assurance that we would obtain such approval if sought. The indenture governing our Notes and the credit agreements governing our funding debt also contain limitations on the ability of the holding company and its subsidiaries to pay dividends above certain amounts, any exception to which would require lender or noteholder approval.

Regulatory changes in the United States and regulatory compliance failures could adversely affect our reputation, business and operations.

        Potential regulatory action poses a significant risk to our business. Certain of our subsidiaries' businesses are subject to extensive regulation in the United States and may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended ("ERISA"). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.

        Further each of the regulatory bodies with jurisdiction over one or more of our subsidiaries has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities, which may negatively affect our business.

        In addition, once we become a publicly traded company or otherwise have publicly traded securities such as the Notes, we will be subject to additional regulation, including the Sarbanes-Oxley Act of 2002 and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We may also be involved in trading activities which implicate a broad number of United States securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.

        In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding "pay to play" practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagement of third-parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state-level regarding "pay to play" practices by investment advisers.

        It is impossible to determine the extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

        There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our regulated businesses and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. If our employees were improperly to use or disclose confidential information obtained during discussions regarding a potential investment, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our consolidated financial statements.

        Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, VIEs, and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements, result in a need to restate our financial results and affect our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely adversely affect our security prices significantly.

 Risks Related to Our Investment Company Act Exemption

Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations. The value of our securities, including our Notes may be adversely affected if we are required to register as an investment company under the Investment Company Act.

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

        If we or any of our subsidiaries fail to qualify for and maintain an exemption from registration under the Investment Company Act, or an exclusion from the definition of an investment company, we could, among other things, be required either to (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company under the Investment Company Act, any of which could have an adverse effect on us, our financial results, the sustainability of our business model or the value of our securities.

        If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change its operations and we would not be able to conduct our business as described in this Annual Report on Form 10-K. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into certain transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate our business.

        If we were required to register ourselves as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

        We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, and do not propose to engage primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the Investment Company Act, because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder, which may adversely affect our business.

        We expect that certain of our subsidiaries may rely on the exclusion from the definition of "investment company" under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC's guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face. We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from the definition of an "investment company" under the Investment Company Act that we and our subsidiaries are relying on. The SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from the definition of an "investment company" under the Investment Company Act. If we are required to re-classify our assets, certain of our subsidiaries may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

        Any of the Company or our subsidiaries may rely on the exemption provided by Section 3(c)(6) of the Investment Company Act to the extent that they primarily engage, directly or through majority-owned subsidiaries, in the businesses described in Sections 3(c)(3), 3(c)(4) and 3(c)(5) of the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

        We determine whether an entity is one of our majority-owned subsidiaries. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

        In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion and whether companies that are engaged in the business of acquiring mortgages and mortgage-related instruments should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of such companies, including the SEC or its staff providing more specific or different guidance regarding Section 3(c)(5)(C), will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exemption from registration under the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect our financial results, the sustainability of our business model or the value of our securities.

 Risks Related to Conflicts of Interest

Our officers and directors may be involved in other businesses related to the commercial real estate industry and potential conflicts of interests may arise if we invest in commercial real estate instruments or properties affiliated with such businesses.

        Our officers or directors may be involved in other businesses related to the commercial real estate industry, and we may wish to invest in commercial real estate instruments or properties affiliated with such persons. Potential conflicts of interest may exist in such situations, and as a result, the benefits to our business of such investments may be limited. We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any transaction in which we have an interest or engaging for their own account in business activities of the types that we conduct.

We may compete with our investors and our affiliated entities for certain investment opportunities.

        TowerBrook and GI Partners, or one or more of their affiliates, may compete against us for investment opportunities in the future. The investment in the Company by the funds managed by TowerBrook and GI Partners did not result in any limitations on the types of investments and activities that may be made or pursued by any of the funds managed by TowerBrook and GI Partners and the amended and restated articles of incorporation of Ladder Capital Corp provide that Ladder shall not have any right or expectation in any corporate opportunities known to Towerbrook or GI Partners. In the future, TowerBrook or GI Partners (or one of any of their affiliates) or one or more of the funds managed by TowerBrook or GI Partners may invest in and/or control one or more other entities or businesses with investment and operating focuses that overlap with our investment and operating focus. Certain potential conflicts of interest may also arise with respect to the allocation of prospective investments between us and one or more of the funds managed by TowerBrook and GI Partners or other investment entities controlled or managed by TowerBrook and GI Partners and their affiliates. Where such allocations are appropriate, TowerBrook and GI Partners generally will act or choose not to act in a fashion that they deem reasonable and fair to each investment entity that is a party to the transaction. As a result, we may decide not to invest in otherwise desirable and beneficial investment opportunities.

        Meridian Capital Group, LLC ("Meridian"), a strategic investor in us, expects, in its capacity as a commercial real estate mortgage loan broker, to present us with a geographically diverse volume of loan opportunities for our review. Meridian, however, will also provide our competitors with many, if not all, of the same loan opportunities and there can be no assurance that we will accept any of these opportunities for origination.

        Certain of our entities have in the past and may in the future make loans to other of our entities. Such loans may be made on other-than-arms'-length terms, and as a result, we could be deemed to be subject to an inherent conflict of interest in the event that the interest rates and related fees of such loans differ from those rates and fees then available in the marketplace. We expect that such loans will not give rise to a conflict of interest because such loans generally will be made at rates, and subject to fees, lower than those available in the marketplace; however, we will attempt to resolve any conflicts of interest that arise in a fair and equitable manner.

We hold CMBS and the master servicer, special servicer or sub-servicer or their affiliates may have relationships with borrowers under related mortgage loans and such relationships may impact the value of such CMBS.

        In instances where we hold CMBS, the master servicer, special servicer or sub-servicer or any of their respective affiliates may have interests in, or other financial relationships with, borrowers under related mortgage loans. Such relationships may create conflicts of interest that negatively impact the value of such CMBS.

Risks Related to Hedging

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

        Part of our hedging strategy involves entering into hedging transactions that may require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). These potential payments will be contingent liabilities and therefore may not appear in our financial statements. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings.

        We intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect our business because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  •
  due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;

  •
  applicable law may require mandatory clearing of certain interest rate hedges we may wish to use, which may raise costs;

  •
  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign its side of the hedging transaction; and

  •
  the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

        In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner.

        Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Certain hedging instruments are not traded on regulated exchanges and therefore may involve risks and costs that could result in material losses.

        The enforceability of agreements underlying certain hedging transactions may depend on compliance with applicable statutory and regulatory requirements under U.S. law and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, resulting in the loss of unrealized profits and forcing us to cover our commitments, if any, at the then current market price. A liquid secondary market may not exist for these hedging instruments, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

We may enter into hedging transactions that subject us to mandatory margin requirements.

        Part of our strategy will involve entering into hedging transactions that may be subject to mandatory clearing under the Dodd-Frank Act and therefore subject to mandatory margin requirements. The margin we may be required to post may be subject to the rules of the relevant clearinghouse, which may provide the clearinghouse with discretion to increase those requirements. In addition, clearing intermediaries who clear our trades with a clearinghouse may have contractual rights to increase the margin requirements we are required to provide. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition. In addition, the failure to satisfy a margin call may result in the liquidation of all or a portion of the relevant hedge transactions.

Increased regulatory oversight of derivatives could adversely affect our hedging activities.

        The Dodd-Frank Act regulates derivative transactions, which covers certain hedging instruments we may use in our risk management activities. The Dodd-Frank Act and related SEC and CFTC regulations that have been adopted to date include significant new provisions regarding the regulation of derivatives (including mandatory clearing and margin requirements), although the full impact of those provisions will not be known definitively until they have been fully implemented. Additional SEC and CFTC regulations governing derivative transactions and market participants are also expected. The legislation and new regulations could increase the operational and transactional cost of derivatives contracts and also affect the number and/or creditworthiness of available hedge counterparties.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. We also have regional offices at 10250 Constellation Boulevard, Suite 260, Los Angeles, California, 90067 and 433 Plaza Real, Suite 275, Boca Raton, Florida, 33432.

        We own a portfolio of commercial real estate properties which are included in our real estate business segment. As of December 31, 2013, we owned 34 single tenant retail properties with an aggregate book value of $256.9 million ("Net Leased Properties"). These properties are fully leased on a net basis where the single tenant is generally responsible for payment of real estate taxes, building insurance and maintenance expenses. Sixteen of our Net Leased Properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of December 31, 2013, our Net Leased Properties comprised a total of 1.4 million square feet, had a 100% occupancy rate, with an average age since construction of 6.6 years and a weighted average lease maturity of 18.7 years. Given the long term nature and single tenant occupancy of the Net Leased Properties, there are no rent concessions or abatements on these properties. We originated senior secured mortgage loans on all of our Net Leased Properties, and many of these mortgage loans have subsequently been securitized and are included as non-recourse long-term financing of $291.1 million on our consolidated balance sheets at December 31, 2013.

        In addition, during 2013, we acquired (i) a 13-story office building in Michigan through a consolidated, majority owned joint venture with an operating partner with a book value of $14.8 million, (ii) a portfolio of 14 office buildings in Virginia through a consolidated, majority owned joint venture with a book value of $129.5 million, and (iii) a 26-story office building in Minnesota through a consolidated, majority owned joint venture with a book value of $50.1 million (collectively, the "Office Portfolio"). Depending on market conditions for new leases and renewals in the Office Portfolio, we may provide tenants rent concessions or abatements, incur charges for tenant improvements or offer other inducements, including early termination rights. Such rent concessions and abatements did not materially impact our consolidated results of operations in the year ended December 31, 2013. The Office Portfolio is included in our real estate business segment.

        In addition, as of December 31, 2013, we owned 333 residential condominium units at Veer Towers in Las Vegas with a book value of $93.0 million through a consolidated joint venture with an operating partner. The condominium units are included in our real estate business segment. The units were 53% leased and occupied as of December 31, 2013. Depending on market conditions for new leases and renewals in this residential inventory, we may provide tenants rent concessions or abatements. We intend to sell the entire inventory of units over time. We are only leasing the units currently under short-term leases (less than 2-year terms) to offset operating expenses during our sales process, and therefore, any rent concessions or abatements would have no material impact on our operations.

        In addition, during 2013, we acquired a multifamily apartment building in Miami, FL with a book value of $79.8 million. The units were 92% leased and occupied as of December 31, 2013.

        The following table, organized by state of operation, summarizes our owned properties as of December 31, 2013 ($ amounts in thousands):

Tenant Type	Location	Acquisition date	Acquisition Price	Year built/reno	Lease expiration(1)	Approximate square footage	Carrying value of asset	Mortgage loan outstanding	Net book value of asset	Annual rental income(2)
Retail	Millbrook, AL	3/28/2012	$6,941	2008	03/22/32	14,820	$6,611	$4,675	$1,936	$448
Retail	Greenwood, AR	4/12/2012	5,147	2009	06/30/34	13,650	4,937	3,467	1,469	332
Retail	Jonesboro, AR	10/26/2012	8,400	2012	10/31/32	71,600	8,122	5,660	2,462	626
Retail	DeLeon Springs, FL	8/13/2012	1,242	2011	01/31/27	9,100	1,176	832	344	98
Condominium	Miami, FL	11/21/2013	80,000	2010		487,727	79,843	—	79,843	7,331
Retail	Middleburg, FL	4/19/2012	1,178	2011	11/30/26	9,026	1,098	802	296	92
Retail	Orange City, FL	5/23/2012	1,317	2011	04/30/27	9,026	1,238	797	441	103
Retail	Satsuma, FL	4/19/2012	1,092	2011	11/30/26	9,026	1,013	715	298	86
Retail	Yulee, FL	7/9/2012	1,339	2012	05/31/27	9,026	1,268	886	382	105
Retail	Douglasville, GA	8/12/2010	5,409	2008	10/31/33	13,434	5,015	3,264	1,751	416
Retail	Lilburn, GA	8/12/2010	5,791	2007	10/31/32	14,752	5,292	3,474	1,818	443
Retail	Snellville, GA	4/4/2012	8,000	2011	04/30/32	67,375	7,544	5,345	2,199	605
Retail	Wichita, KS	12/14/2012	7,200	2012	12/31/32	73,322	6,956	4,862	2,094	536
Retail	North Dartsmouth, MA	9/21/2012	29,965	1989	08/31/32	103,680	28,438	19,197	9,241	2,109
Retail	Pittsfield, MA	2/17/2012	14,700	2011	10/29/31	85,188	13,898	11,213	2,685	1,065
Retail	Elkton, MD	7/27/2010	4,872	2008	10/31/33	13,706	4,457	2,928	1,529	380
Retail	Waldorf, MD	9/21/2012	18,803	1999	08/31/32	115,660	17,944	11,884	6,059	1,323
Office Building	Oakland County, MI	2/1/2013	18,000	1989		240,900	14,783	12,615	2,169	5,313
Office Building	Minneapolis, MN	10/9/2013	51,520	1960	08/31/27	393,902	50,143	—	50,143	9,168
Retail	Tupelo, MS	8/13/2010	5,128	2007	01/31/33	14,691	4,696	3,090	1,606	400
Retail	Mooresville, NC	9/21/2012	17,644	2000	08/31/32	108,528	16,704	11,063	5,641	1,242
Retail	Mt. Airy, NC	12/27/2012	4,492	2007	06/30/32	14,820	4,371	2,922	1,449	292
Retail	Tilton, NH	9/21/2012	7,256	1996	08/31/32	68,160	6,861	4,631	2,230	581
Retail	Vineland, NJ	9/21/2012	22,507	2003	08/31/32	115,368	21,377	14,158	7,219	1,584
Condominium	Las Vegas, NV	12/20/2012	119,000	2006		335,436	92,971	—	92,971	4,246	(3)
Retail	Saratoga Springs, NY	9/21/2012	20,223	1994	08/31/32	116,620	19,164	12,693	6,471	1,423
Retail	Sennett, NY	9/21/2012	7,476	1996	08/31/32	68,160	7,078	4,778	2,300	599
Retail	Durant, OK	1/28/2013	4,991	2007	02/28/33	14,550	4,871	3,219	1,652	323
Retail	Aiken, SC	12/21/2012	5,926	2008	02/28/33	14,550	5,785	3,848	1,937	384
Retail	Columbia, SC	4/4/2012	7,800	2001	04/30/32	71,744	7,415	5,199	2,216	581
Retail	Lexington, SC	6/28/2010	4,732	2009	09/30/33	14,820	4,373	2,898	1,475	362
Retail	Spartanburg, SC	1/14/2011	3,870	2007	08/31/32	14,820	3,575	2,834	742	291
Retail	Gallatin, TN	12/28/2012	5,062	2007	09/30/32	14,820	4,937	3,291	1,646	329
Retail	Johnson City, TN	12/21/2012	5,262	2007	03/30/32	14,550	5,121	3,420	1,700	341
Retail	Mt. Juliet, TN	11/29/2012	9,100	2012	11/30/32	71,917	8,834	6,233	2,601	683
Retail	Ooltewah, TN	12/18/2012	5,703	2008	01/31/33	14,550	5,551	3,885	1,666	365
Retail	Palmview, TX	12/19/2012	6,820	2012	08/31/37	14,820	6,658	4,640	2,018	437
Retail	Abingdon, VA	12/18/2012	4,688	2006	06/30/31	15,371	4,564	3,120	1,445	300
Office Building	Richmond, VA	6/7/2013	135,000	1984		994,040	129,537	102,517	27,020	16,884

Total			$710,191			3,867,255	$624,219	$291,053	$340,024	$53,036

(1)
Lease expirations reflect the earliest date the lease is cancellable without penalty. However, actual terms are longer.

(2)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ended December 31, 2013. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(3)
We own, through a majority owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. Our intent is to sell these properties. The residential leases are generally short term in nature and are not included in the table above as it does not reflect the Company's intent to sell the properties.

Item 3.    Legal Proceedings

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

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Not applicable.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Cautionary Statement Regarding Forward-Looking Statements", Part I, Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Annual Report.

        The selected historical consolidated information presented for the years ended December 31, 2013, 2012 and 2011 relates to our operations and has been derived from our audited consolidated statement of operations included elsewhere in this Annual Report. The selected historical consolidated information presented for the years ended December 31, 2010 and 2009 relates to our operations and has been derived from our audited consolidated statement of operations not included in this Annual Report.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands except for unit information)
Operating Data:
Interest income	$121,578	$136,198	$133,298	$129,301	$54,894
Interest expense	(48,745)	(36,440)	(35,836)	(48,874)	(16,727)

Net interest income	72,833	99,758	97,462	80,427	38,167
Provision for loan losses	(600)	(449)	—	(885)	(566)

Net interest income after provision for loan losses	72,233	99,309	97,462	79,542	37,601
Total other income	241,705	148,994	12,350	39,251	23,695
Total costs and expenses	(121,475)	(76,264)	(36,570)	(27,149)	(18,899)

Income before taxes	192,463	172,039	73,241	91,644	42,397
Tax expense	(4,730)	(2,584)	(1,510)	(600)	—

Net income	188,733	169,455	71,731	91,044	42,397
Net (income) loss attributable to noncontrolling interest	1,098	49	(16)	—	—

Net income attributable to preferred and common unit holders	189,831	$169,504	$71,715	$91,044	$42,397

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$466,747	$(111,367)	$340,302	$(231,274)	$(45,524)
Investing activities	(1,073,514)	283,692	(330,377)	(423,717)	(1,481,283)
Financing activities	640,330	(211,498)	(12,564)	568,717	1,578,807
Balance Sheet Data (at end of period):
Cash and cash equivalents	$78,742	$45,179	$84,351	$86,991	$173,265
Mortgage loan receivables	979,568	949,651	514,038	509,804	123,136
Real estate securities	1,657,246	1,125,562	1,945,070	1,925,510	1,550,901
Real estate, net	624,219	380,022	28,835	25,669	—
Total assets	3,489,063	2,629,030	2,654,389	2,587,788	1,879,776
Total debt outstanding	2,214,888	1,487,592	1,615,641	1,839,720	1,219,425
Total liabilities	2,303,830	1,530,760	1,665,326	1,869,282	1,231,286
Total partners' capital	1,176,397	1,097,688	988,937	718,506	648,490
Total noncontrolling interest	8,837	582	125	—	—
Total capital	1,185,234	1,098,270	989,062	718,506	648,490

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Ladder Capital Finance Holdings LLLP included within this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" within this Annual Report on Form 10-K, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Annual Report on Form 10-K .

Overview

        We are a leading commercial real estate finance company with a proprietary loan origination platform and an established national footprint. As a non-bank operating company, we believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the commercial real estate sector. We believe our comprehensive, fully-integrated in-house infrastructure, access to a diverse array of committed financing sources and highly experienced management team of industry veterans will allow us to continue to prudently grow our business as we endeavor to capitalize on profitable opportunities in various market conditions.

        We conduct our business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We apply a comprehensive best practices underwriting approach to every loan and investment that we make, rooted in management's deep understanding of fundamental real estate values and proven expertise in these complementary business lines through multiple economic and credit cycles.

        Our primary business strategy is originating conduit loans, which are first mortgage loans on stabilized, income-producing commercial real estate properties that are available for sale in CMBS securitizations. From our inception in October 2008 through December 30, 2013, we originated $5.9 billion of conduit loans, $5.2 billion of which were sold into 17 CMBS securitizations. According to market data provided by Commercial Mortgage Alert, this makes us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States for in 2013. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $1.4 billion of balance sheet loans held for investment from inception through December 31, 2013. During that timeframe, we also acquired $5.7 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $785.5 million of selected net leased and other real estate assets.

        As of December 31, 2013, we had $3.5 billion in total assets and $1.2 billion in book equity capital. As of that date, our assets included $979.6 million of loans, $1.7 billion of securities, and $624.2 million of real estate.

        Our primary sources of revenue include net interest income on our investments, which comprised 23.2% and 38.6% of our total net revenues and net income, respectively, for the year ended December 31, 2013, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 46.7% and 77.7% of our net revenues and net income, respectively, for the year ended December 31, 2013. See "—Non-GAAP Financial Measures" for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

        Ladder was founded in October 2008 and we are currently capitalized by our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our operating business to include 60 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

        We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2013, we had $2.2 billion of debt financing outstanding, including $989.0 million of financing from the FHLB (with an additional $416.0 million of committed term financing available to us), $248.2 million committed secured term repurchase agreement financing outstanding (with an additional $1.7 billion of committed secured term financing available to us), $291.1 million of third-party, non-recourse mortgage debt, $361.6 million of other securities financing, and $325.0 million of Notes. As of December 31, 2013, our debt-to-equity ratio was 1.9:1.0, as we employ leverage prudently to maximize financial flexibility.

        Refer to Note 16 to the consolidated financial statements for disclosure regarding events subsequent to December 31, 2013.

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

	As of December 31,
	2013	2012	2011
	($ in thousands)
Loans
Conduit first mortgage loans	$440,490	$623,333	$258,842
Balance sheet first mortgage loans	411,655	229,926	229,378
Other commercial real estate-related loans	127,423	96,392	25,819

Total loans	979,568	949,651	514,039
Securities
CMBS investments	1,422,995	833,916	1,664,001
U.S. Agency Securities investments	234,251	291,646	281,069

Total securities	1,657,246	1,125,562	1,945,070
Real Estate
Total real estate, net	624,219	380,022	28,835

Total investments	3,261,033	2,455,235	2,487,944
Cash, cash equivalents and cash collateral held by broker	107,263	109,169	138,630
Other assets	120,767	64,626	27,815

Total assets	$3,489,063	$2,629,030	$2,654,389

        We invest in the following types of assets:

Loans

        Conduit first mortgage loans.    We originate conduit first mortgage loans that are secured by income-producing commercial real estate. These first mortgage loans are typically structured with fixed interest rates and generally are five- to ten-year terms.

        As of December 31, 2013, we held 17 first mortgage loans that were available to be offered for sale into a securitization with an aggregate book value of $440.5 million. Based on the loan balances and the "as-is" third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 69.7% at December 31, 2013.

        Balance sheet first mortgage loans.    We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to three years.

        As of December 31, 2013, we held a portfolio of 23 balance sheet first mortgage loans with an aggregate book value of $411.7 million. Based on the loan balances and the "as-is" third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 65.8% at December 31, 2013.

        Other commercial real estate-related loans.    We selectively invest in note purchase financings, subordinated debt, mezzanine debt, and other structured finance products related to commercial real estate. As of December 31, 2013, we held $127.4 million of other commercial real estate-related loans. Based on the loan balance through the mezzanine or subordinated debt and the "as-is" third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 77.6% at December 31, 2013.

        The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2013 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Loan Type	Loan Size

Geographic Location	Asset Type

Securities

        CMBS investments.    We invest in CMBS secured by first mortgage loans on commercial real estate, and own predominantly AAA-rated securities. As of December 31, 2013, the estimated fair value of our portfolio of CMBS investments totaled $1.4 billion in 122 CUSIPs ($11.7 million average investment per CUSIP). As of that date, all of our CMBS were rated investment grade by one or more of Standard & Poor's, Moody's, DBRS or Fitch, consisting of 88.5% AAA/Aaa-rated securities, and 11.5% of other investment grade-rated securities, including 3.3% rated AA/Aa, 3.3% rated A/A and 4.9% rated BBB/Baa. In the future, we may invest in CMBS investments or other securities that are unrated. As of December 31, 2013, our CMBS investments had a weighted average duration of 4.6 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the U.S. As of December 31, 2013, by property count and market value, respectively, 46.4% and 77.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas ("MSAs") in the U.S., with 6.4% and 41.0% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 4.4% by property count and 0.1% to 16.6% by market value.

        U.S. Agency Securities investments.    Our U.S. Agency Securities portfolio consists of investments for which the principal and interest payments are guaranteed by a U.S. government agency, such as Ginnie Mae, or by a government sponsored entity, such as Fannie Mae or Freddie Mac. In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2013, the estimated fair value of our portfolio of U.S. Agency Securities was $234.3 million in 60 CUSIPs ($3.9 million average investment per CUSIP), with a weighted average duration of 3.3 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the U.S. As of December31, 2013, by market value, 40.3%, 22.8% and 14.1% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York, Oregon and Texas, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 26.5% and California represented 30.6% of such collateral, with no other state's concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2013 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a government-sponsored enterprise.

Real estate

        Commercial real estate properties.    As of December 31, 2013, we owned 34 single tenant retail properties with an aggregate book value of $256.9 million. These properties are leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. Sixteen of our properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of December 31, 2013, our net leased properties comprised a total of 1.4 million square feet, had a 100% occupancy rate, had an average age since construction of 6.6 years and a weighted average remaining lease term of 18.7 years.

        In addition, as of December 31, 2013, we owned (i) a 13 story office building with a book value of $14.8 million through a joint venture with an operating partner, (ii) a portfolio of 14 office buildings with a book value of $129.5 million through a separate joint venture with an operating partner and, (iii) a 26-story office building in Minnesota through a consolidated, majority owned joint venture with a book value of $50.1 million. Further details regarding our portfolio of commercial real estate properties, including state of operation, can be found in the table on page 59.

        Residential real estate.    As of December 31, 2013, we owned 333 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $93.0 million through a consolidated joint venture with an operating partner. The condominium units are included in our real estate business segment. The condominium units were 53% leased and occupied as of December 31, 2013. Depending on market conditions for new leases and renewals in this residential inventory, we may provide tenants rent concessions or abatements. We intend to sell the entire inventory of units over time. We are only leasing the units currently under short-term leases (less than 2-year terms) to offset operating expenses during our sales process, and therefore, any rent concessions or abatements would have no material impact on our operations.

        In addition, during 2013, we acquired a multifamily apartment building in Miami, FL with a book value of $79.8 million. The apartment units were 92% leased and occupied as of December 31, 2013.

Other investments

        Institutional bridge loan partnership.    In 2011, we established an institutional partnership with a Canadian sovereign pension fund to invest in first mortgage bridge loans that met pre-defined criteria. Our partner owns 90% of the limited partnership interests and we own the remaining 10% on a pari passu basis and act as general partner. We retain the discretion over which loans to propose to sell to the Partnership, and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of the Partnership and earn management fees and incentive fees from the Partnership. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to the partnership and on a case-by-case basis, as approved by our partner, may retain certain exit fees. As of December 31, 2013, the Partnership owned $102.6 million of first mortgage bridge loan assets that were financed by $34.6 million of term debt. Debt of the Partnership is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2013, the book value of our investment in the institutional Partnership was $7.1 million.

        Unconsolidated joint venture.    In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced by us and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC. As of December 31, 2013, the LLC owned an office building campus with a carrying value of $78.5 million that is financed by $77.7 million of long-term debt. Debt of the LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2013, the book value of our investment in the LLC was $2.1 million.

        Other asset management activities.    As of December 31, 2013, we also managed two separate CMBS investment accounts for private investors with combined total assets of $3.8 million. As of October 2012, we are no longer purchasing any new investments for these accounts, however, we will continue to manage the existing investments until their full prepayment or other disposition.

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

        April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. In 2011, new CMBS issuances totaled $32.7 billion, despite a slowdown in originations of commercial real estate mortgage loans during the second half of the year because of the uncertain economic climate created by the Euro-area crisis. In 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuances totaled $86.1 billion, a 78.1% increase over the same period in 2012. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

        We believe our ability to quickly and efficiently shift our focus between lending, investing in securities, and making real estate investments allows us to take advantage of attractive investment opportunities under a variety of market conditions. There are times when the conduit lending/securitization market conditions are very favorable and we shift our focus and allocate our equity toward that market. At other times, especially when markets are under stress, investment in securities is more attractive and we quickly shift focus and equity accordingly.

        The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") introduced complex, comprehensive legislation into the financial industry, which will have far reaching effects on the securitization industry and its participants. There is uncertainty as to how, in the coming years, the Dodd-Frank Act may affect us or our competitors. In addition, there can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

Factors impacting operating results

        There are a number of factors that influence our operating results in a meaningful way. The most significant factors include: (1) our competition; (2) market and economic conditions; (3) loan origination volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; and (8) effectiveness of our hedging and other risk management practices.

JOBS Act

        On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an "emerging growth company," we may choose to rely on certain exemptions. See "Risk Factors—Risk related to our capital structure and operations—As an "emerging growth company" under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements."

Results of operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Overview

        Net income attributable to preferred and common unit holders totaled $189.8 million for the year ended December 31, 2013, compared to $169.5 million for the year ended December 31, 2012. The $20.3 million increase in net income attributable to preferred and common unit holders was primarily the result of increased volume in loan securitizations from $1.6 billion in the year ended December 31, 2012 to $2.2 billion in the year ended December 31, 2013, which resulted in an increased securitization profit in 2013. See "—Non-GAAP financial measures" for our definition of net results from loans sold into securitizations.

        Core Earnings totaled $202.3 million for the year ended December 31, 2013, compared to $177.5 million for the year ended December 31, 2012. The increase in Core Earnings was also due to the improved securitization results discussed in the preceding paragraph. See "—Non-GAAP financial measures" for our definition of Core Earnings and a reconciliation to income before taxes.

Investment and Financing Overview

        Investment activity in 2013 focused on loan originations, securities investments and real estate investments. We originated and funded $2.5 billion commercial mortgage loans in the year ended December 31, 2013. We acquired $1.2 billion of new securities, which was offset by $192.4 million of sales and $390.6 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $531.7 million. We also invested $289.4 million in real estate.

        Investment activity in 2012 focused on loan originations and real estate investments. We originated and funded $2.4 billion in principal value of commercial mortgage loans in the year ended December 31, 2012. We also invested $428.7 million in real estate. Our securities portfolio continued to amortize over the course of the year. We acquired $425.8 million of new securities, which was not enough to offset $279.3 million of sales and $951.2 million of amortization in the portfolio, which contributed to a net reduction in our securities portfolio of $819.5 million.

        The financing climate continued to be favorable in 2013. Over the course of the year we entered into a new $50.0 million credit agreement and successfully renewed and extended three master repurchase agreements. In addition, we increased the total amount of our borrowings from the FHLB and expanded the types of collateral for these borrowings to include first mortgage commercial real estate loans.

Net interest income

        Interest income totaled $121.6 million for the year ended December 31, 2013, compared to $136.2 million for the year ended December 31, 2012. The $14.6 million decrease in interest income was primarily attributable to a decrease in our average investment in our securities portfolio. For the year ended December 31, 2013, securities investments averaged $1.2 billion (60.2% of average interest bearing investments) versus an average loan investment balance of $760.5 million. For the year ended December 31, 2012, securities investments averaged $1.6 billion (69.4% of average interest bearing investments) versus an average loan investment balance of $696.9 million.

        Interest expense totaled $48.7 million for the year ended December 31, 2013, compared to $36.4 million for the year ended December 31, 2012. The $12.3 million increase in interest expense was primarily attributable to the $325.0 million of Notes that were outstanding during the year ended December 31, 2013 but only one quarter of the year ended December 31, 2012, which is a higher cost of funding compared to repurchase agreements, which was partially offset by greater use of FHLB borrowing, which a lower cost of funding than repurchase agreements, for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

        Net interest income totaled $72.8 million for the year ended December 31, 2013, compared to $99.8 million for the year ended December 31, 2012. The $27.0 million decrease in net interest income was primarily attributable to the lower securities investment balances during 2013 compared to the same period a year ago and the additional interest expense incurred by the bond issuance.

        Cost of funds, a non-GAAP measure, totaled $56.9 million for the year ended December 31, 2013, compared to $53.0 million for the year ended December 31, 2012. The $3.9 million increase in cost of funds was primarily attributable to the $325.0 million of Notes that were outstanding during the full year ended December 31, 2013 but only for one quarter of the year ended December 31, 2012.

        Interest income, net of cost of funds, a non-GAAP measure, totaled $64.7 million for the year ended December 31, 2013, compared to $83.2 million for the year ended December 31, 2012. The $18.5 million decrease in interest income, net of cost of funds was primarily attributable to the lower securities investment balances during the year ended December 31, 2013 compared to the same period a year ago and the additional interest expense incurred by the issuance of the Notes referred to in the preceding paragraph.

        We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company's cost of debt financing. We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income. We net cost of funds with our interest income as presented on our consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

        Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Interest expense	$(48,745)	$(36,440)	$(35,836)
Net interest expense component of hedging activities(1)	(8,121)	(16,554)	(14,924)

Cost of funds	$(56,866)	$(52,994)	$(50,760)

Interest income	$121,578	$136,198	$133,298
Cost of funds	(56,866)	(52,994)	(50,760)

Interest income, net of cost of funds	$64,712	$83,204	$82,538

		For the Year Ended December 31,
		2013	2012	2011
		($ in thousands)
(1)	Net interest expense component of hedging activities	$(8,121)	$(16,554)	$(14,924)
	Hedging realized result (futures)	24,176	(20,887)	(32,226)
	Hedging realized result (swaps)	(6,645)	(6,872)	(2,263)
	Hedging unrecognized result	18,665	8,662	(31,961)

	Net result from derivative transactions	$28,075	$(35,651)	$(81,374)

Interest spreads

        As of December 31, 2013, the weighted average yield on our mortgage loan receivables was 7.83%, compared to 7.03% as of December 31, 2012. As of December 31, 2013, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.68%, compared to 2.78% as of December 31, 2012. The decrease in the rate on borrowings against our mortgage loan receivables from December 31, 2012 to December 31, 2013 was primarily due to the utilization of the FHLB as the source of a portion of these borrowings as of December 31, 2013 versus the utilization of higher cost borrowings under bank financing facilities combined with FHLB financing as of December 31, 2012. As of December 31, 2013, we had outstanding borrowings secured by our mortgage loan receivables equal to 32.2% of the carrying value of our mortgage loan receivables, compared to 23.8% as of December 31, 2012.

        As of December 31, 2013, the weighted average yield on our real estate securities was 4.21%, compared to 4.99% as of December 31, 2012. As of December 31, 2013, the weighted average interest rate on borrowings against our real estate securities was 0.92%, compared to 1.08% as of December 31, 2012. The decrease in the interest rate on borrowings against our real estate securities from December 31, 2012 to December 31, 2013 was primarily due to the utilization of the FHLB as a source of a high proportion of these borrowings as of December 31, 2013 versus the utilization of higher cost repurchase agreements as a high proportion of the borrowings as of December 31, 2012. As of December 31, 2013, we had outstanding borrowings secured by our real estate securities equal to 77.5% of the carrying value of our real estate securities, compared to 73.7% as of December 31, 2012.

        Our real estate is comprised of non-interest bearing assets. As of December 31, 2013, the weighted average interest rate on mortgage borrowings against our real estate was 4.84%, compared to 5.35% as of December 31, 2012. During the one year period between December 31, 2012 and December 31, 2013, the carrying value of our real estate portfolio increased from $380.0 million to $624.2 million. The decrease in the interest rate on borrowings secured by our real estate from December 31, 2012 to December 31, 2013 was primarily due to lower prevailing market interest rates on the mortgage debt used to finance real estate investments added since December 31, 2012. As of December 31, 2013, we had outstanding borrowings secured by our real estate equal to 46.0% of the carrying value of our real estate, compared to 28.1% as of December 31, 2012.

Provision for loan losses

        We had a $0.6 million provision for loan losses for the year ended December 31, 2013, compared to a $0.4 million provision for loan losses for the year ended December 31, 2012. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated. As a result, our reserve for loan losses remained relatively unchanged as of December 31, 2013, with an increase of $0.2 million.

Income from sales of loans, net

        Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $146.7 million for the year ended December 31, 2013, compared to $151.7 million for the year ended December 31, 2012, a decrease of $5.0 million. In the year ended December 31, 2013, we participated in six separate securitization transactions, selling 139 loans with an aggregate outstanding principal balance of $2.2 billion. In the year ended December 31, 2012, we participated in six securitization transactions, selling 95 loans with an aggregate outstanding principal balance of $1.6 billion.

        Income from sales of securitized loans, net, a non-GAAP measure, represents gross proceeds received from the sale of loans into securitization trusts, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the securitization transactions.

        We present net results from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Net results from loans sold into securitizations are a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company's performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with our income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

        Below are the results from sales of loans into securitizations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Number of loans	139	95	61
Face amount of loans sold into securitizations ($ in thousands)	$2,231,049	$1,599,858	$1,016,469
Number of securitizations	6	6	3
Income from sale of securitized loans, net ($ in thousands)(1)	$141,683	$149,831	$43,968
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$16,285	$(20,110)	$(11,795)

Net results from loans sold into securitizations ($ in thousands)	$157,968	$129,722	$32,173

(1)
The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Income from sale of loans (non-securitized), net	$5,026	$1,830	$22,303
Income from sale of securitized loans, net	$141,683	$149,831	$43,968

Income from sale of loans, net	$146,708	$151,661	$66,271
(2)
The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$11,790	$(15,541)	$(69,579)
Hedge gain/(loss) related to loans securitized	$16,285	$(20,110)	$(11,795)

Net results from derivative transactions	$28,075	$(35,651)	$(81,374)

Gain (loss) on securities

        Gain (loss) on securities totaled $4.2 million for the year ended December 31, 2013, compared to $19.0 million for the year ended December 31, 2012, a decrease of $14.8 million. For the year ended December 31, 2013, we sold $192.4 million of securities, comprised of $121.2 million of CMBS and $71.2 million of U.S. Agency Securities. For the year ended December 31, 2012, we sold $279.3 million of securities, comprised of $190.7 million of CMBS and $88.6 million of U.S. Agency Securities. The decrease reflects lower trading volume and lower trading prices in 2013 as compared to 2012.

Income from sales of real estate, net

        For the year ended December 31, 2013, income from sales of residential real estate properties totaled $13.6 million. During the year ended December 31, 2013, we sold 94 residential condominium units from Veer Towers in Las Vegas. Income from sales of commercial real estate properties totaled $1.3 million for the year ended December 31, 2012, during which we sold 13 properties that were leased to drugstores under long-term leases.

Other income

        Operating lease income totaled $37.4 million for the year ended December 31, 2013, compared to $8.3 million for the year ended December 31, 2012. The increase of $29.1 million reflects the larger portfolio of real estate in 2013.

        Tenant recoveries totaled $3.3 million for the year ended December 31, 2013, compared to none for the year ended December 31, 2012. The increase of $3.3 million reflects the fact that we were holding only net leased properties for the year ended December 31, 2012 compared to net leased and other real estate purchased through consolidated, majority-owned joint ventures with operating partners for the year ended December 31, 2013 which provide tenant recoveries.

        Fee income totaled $7.9 million for the year ended December 31, 2013, compared to $8.8 million for the year ended December 31, 2012. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $0.9 million decrease in fee income year over year was due to a significant exit fee earned in the second quarter 2012.

Net result from derivative transactions

        Net result from derivative transactions represented a gain of $28.1 million for the year ended December 31, 2013, compared to a loss of $35.7 million for the year ended December 31, 2012, a positive change of $63.8 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the value of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2013 was primarily related to an increase in interest rates during the year ended December 31, 2013, which generally decreased the value of our fixed rate loan and securities investments, and increased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

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

        In 2013, we acquired a 25% limited liability company membership interest for which we use the equity method of accounting. We receive distributions on a pari passu basis with one other financial institution's equity interest. Our proportionate share of the net income of the limited liability company, as defined in the limited liability company agreement, is reflected on our consolidated statements of income as earnings from investment in unconsolidated joint ventures.

        Earnings from investment in unconsolidated joint ventures totaled $3.2 million for the year ended December 31, 2013, compared to $1.3 million for the year ended December 31, 2012. The increase of $1.9 million reflects the payoff of loans in the portfolio and the related promote.

Unrealized gain (loss) on Agency interest-only securities, net

        Unrealized gain (loss) on Agency interest-only securities, net represented a loss of $2.7 million for the year ended December 31, 2013, compared to a loss of $5.7 million for the year ended December 31, 2012. The positive change of $3.0 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to a decline in interest rates during the year ended December 31, 2012 and an increase in interest rates during the year ended December 31, 2013.

Salaries and employee benefits

        Salaries and employee benefits totaled $61.0 million for the year ended December 31, 2013, compared to $51.1 million for the year ended December 31, 2012. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $9.9 million in salaries and employee benefits was primarily related to additional headcount and the $19.3 million year over year increase in net income attributable to preferred and common unit holders which resulted in higher incentive compensation expense.

Operating expenses

        Operating expenses totaled $14.9 million for the year ended December 31, 2013, compared to $9.6 million for the year ended December 31, 2012. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

        Real estate operating expenses totaled $17.4 million for the year ended December 31, 2013, compared to none for the year ended December 31, 2012. The increase of $17.4 million in real estate operating expense was primarily related to the fact that we were holding only net leased properties for the year ended December 31, 2012 compared to net leased and other real estate purchased through consolidated, majority-owned joint ventures with operating partners for the year ended December 31, 2013 which provide operating expenses incurred by the consolidated joint ventures.

Fee expense

        Fee expense totaled $6.6 million for the year ended December 31, 2013, compared to $12.0 million for the year ended December 31, 2012. Fee expense is comprised primarily of real estate acquisition costs. The decrease of $5.4 million in fee expense was primarily related to the decrease in the purchases of real estate to $289.4 million for the year ended December 31, 2013 from $428.7 million for the year ended December 31, 2012.

Depreciation and amortization

        Depreciation and amortization totaled $21.5 million for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012. The $17.9 million increase in depreciation and amortization is attributable to increased real estate of $624.2 million at December 31, 2013 versus $380.0 million at December 31, 2012.

Income tax expense

        Income tax expense totaled $3.7 million for the year ended December 31, 2013, compared to $2.6 million for the year ended December 31, 2012. The increase of $1.1 million is primarily attributable to increased revenue earned on securitizations which is subject to the New York City Unincorporated Business Tax.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Overview

        Net income attributable to preferred and common unit holders totaled $169.5 million for the year ended December 31, 2012, compared to $71.7 million for the year ended December 31, 2011. The increase in net income attributable to preferred and common unit holders was primarily the result of increased volume in loan securitizations from $1.0 billion in 2011 to $1.6 billion in 2012, combined with an increased securitization profit in 2012.

        Core Earnings totaled $177.5 million for the year ended December 31, 2012, compared to $104.5 million for the year ended December 31, 2011. The increase in Core Earnings was also due to the improved securitization results discussed in the preceding paragraph.

Investment and Financing Overview

        Investment activity in 2012 focused on loan originations and real estate investments. We originated and funded $2.4 billion in principal value of commercial mortgage loans in the year ended December 31, 2012. We also invested $428.7 million in real estate. Our securities portfolio continued to amortize over the course of the year. We acquired $425.8 million of new securities, which was not enough to offset $279.3 million of sales and $951.2 million of amortization in the portfolio, which contributed to a net reduction in our securities portfolio of $819.5 million.

        The financing climate improved in 2012 compared to 2011. In the third and fourth quarters of 2012 we entered into two significant new financing arrangements, including a subsidiary's membership in the FHLB, and the issuance of the Notes. We also successfully extended several of our key loan and securities financing facilities over the course of the year.

        We originated and funded $1.4 billion in principal value of commercial mortgage loans in the year ended December 31, 2011, and securitized and sold $1.4 billion of loans over the course of the year. We also invested in $991.2 million in securities in 2011, which was largely offset by $547.5 million of repayment of securities and $406.9 million in sales of securities. The investment climate in 2011 was generally stable, with the exception of the third quarter of the year, when uncertainty related to a number of domestic and foreign economic issues, including concerns regarding the finances of a number of member countries of the European Union, had a slow-down effect on the CMBS market. During the third quarter of 2011, we curtailed our origination of first mortgage loans and made additional securities investments, as the adverse market conditions affecting lending translated into greater availability of attractively priced securities investments.

        In 2011, we successfully raised additional equity capital and additional committed financing. In the third quarter of 2011, we completed our second offering of equity interests and raised commitments totaling $257.4 million. A total of $86.1 million of the capital was called in the third quarter of 2011, and the remaining $171.3 million was called in December 2011. At that time, we used the proceeds of the capital call to pay down debt and fund new investments, resulting in a year-end debt to equity ratio of 1.6:1.0. The impact of this additional equity funding on interest income, interest expense, and other income was limited in 2011. Other notable funding events during the year included successful extensions of existing funding facilities, the creation of the institutional bridge loan partnership, and the final repayment of amounts borrowed under the Federal Reserve Bank of New York's Term Asset-Backed Securities Loan Facility, or TALF.

Net interest income

        Interest income totaled $136.2 million for the year ended December 31, 2012, compared to $133.3 million for the year ended December 31, 2011. Interest income varies upon the mix of our interest bearing investments. The $2.9 million increase in interest income was primarily attributable to increase in our average investment in our loan portfolio. In 2012, securities investments averaged $1.6 billion (69.4% of average interest bearing investments) versus an average loan investment balance of $696.9 million. In the preceding year, securities investments averaged $1.9 billion (79.5% of average interest bearing investments) versus an average loan investment balance of $502.4 million.

        Interest expense totaled $36.4 million for the year ended December 31, 2012, compared to $35.8 million for the year ended December 31, 2011. Interest expense will vary depending upon the amount of leverage we choose to use and the average cost to borrow funds. The $0.6 million increase in interest expense was primarily attributable to the addition of the interest expense on the Notes offset by the declining cost of funds on our more recent debt facilities.

        Net interest income totaled $99.8 million for the year ended December 31, 2012, compared to $97.5 million for the year ended December 31, 2011. The change in the net interest margin from 2011 to 2012 is due to the mix of our investments with a heavier emphasis on loans combined with the average yield on those investments offset by a net higher cost of funds resulting from the interest on the Notes.

        Cost of funds, a non-GAAP measure, totaled $53.0 million for the year ended December 31, 2012, compared to $50.8 million for the year ended December 31, 2011. The $2.2 million increase in cost of funds was primarily attributable to the addition of the interest expense on the Notes issued in September 2012 offset by the declining cost of funds on our more recent debt facilities as noted in the preceding paragraph as well as a decrease in the net interest expense component related to hedging.

        Interest income, net of cost of funds, a non-GAAP measure, totaled $83.2 million for the year ended December 31, 2012, compared to $82.5 million for the year ended December 31, 2011. The $0.7 million increase in interest income, net of cost of funds from 2011 to 2012 a change in the mix of our investments in 2012 to one with a heavier emphasis on loans with higher average yields offset by a higher cost of funds resulting from the interest on the Notes.

        We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company's cost of debt financing. We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income. We net cost of funds with our interest income as presented on our consolidate statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

        Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Interest expense	$(48,745)	$(36,440)	$(35,836)
Net interest expense component of hedging activities(1)	(8,121)	(16,554)	(14,924)

Cost of funds	$(56,866)	$(52,994)	$(50,760)

Interest income	$121,578	$136,198	$133,298
Cost of funds	(56,866)	(52,994)	(50,760)

Interest income, net of cost of funds	$64,712	$83,204	$82,538

		For the Year Ended December 31,
		2013	2012	2011
		($ in thousands)
(1)	Net interest expense component of hedging activities	$(8,121)	$(16,554)	$(14,924)
	Hedging realized result (futures)	24,176	(20,887)	(32,226)
	Hedging realized result (swaps)	(6,645)	(6,872)	(2,263)
	Hedging unrecognized result	18,665	8,662	(31,961)

	Net result from derivative transactions	$28,075	$(35,651)	$(81,374)

Interest spreads

        As of December 31, 2012, the weighted average yield on our mortgage loan receivables was 7.03%, compared to 7.73% as of December 31, 2011, reflecting lower interest rates and more competitive lending conditions in 2012. As of December 31, 2012, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.78%, compared to 2.82% as of December 31, 2011. As of December 31, 2012, we had outstanding borrowings against our mortgage loan receivables equal to 23.8% of the carrying value of our mortgage loan receivables, compared to 29.7% as of December 31, 2011.

        As of December 31, 2012, the weighted average yield on our real estate securities was 4.99%, compared to 4.94% as of December 31, 2011. As of December 31, 2012, the weighted average interest rate on borrowings against our real estate securities was 1.08%, compared to 1.39% as of December 31, 2011. The decrease in the interest rate on borrowings against our real estate securities from December 31, 2011 to December 31, 2012 was primarily due to the utilization of the FHLB as a source of a portion of these borrowings as of December 31, 2012 versus the sole utilization of more costly borrowings under repurchase agreements as of December 31, 2011. As of December 31, 2012, we had outstanding borrowings against our real estate securities equal to 73.7% of the carrying value of our real estate securities, compared to 74.3% as of December 31, 2011.

        Our real estate is comprised of non-interest bearing assets. As of December 31, 2012, the weighted average interest rate on mortgage borrowings against our real estate was 5.35%, compared to 6.59% as of December 31, 2011. During the one year period between December 31, 2011 and December 31, 2012, the carrying value of our real estate portfolio increased from $28.8 million to $380.0 million. The decrease in the interest rate on borrowings against our real estate from December 31, 2011 to December 31, 2012 was primarily due to lower prevailing market interest rates on the mortgage debt used primarily to finance real estate investments added since December 31, 2011. As of December 31, 2012, we had outstanding borrowings against our real estate equal to 28.1% of the carrying value of our real estate, compared to 64.4% as of December 31, 2011.

Provision for loan losses

        We had a $0.4 million provision for loan losses for the year ended December 31, 2012, compared to no provision for loan losses for the year ended December 31, 2011. We invest primarily in loans with high credit quality, and we sell our conduit mortgage loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. We have had no events of default or credit losses on the loans we originated since inception. As a result, our reserve for loan losses remained relatively unchanged in 2012.

Income from sales of securities, net

        Income from sales of securities, net, totaled $19.0 million for the year ended December 31, 2012, compared to $20.1 million for the year ended December 31, 2011, a decrease of $1.1 million. For the year ended December 31, 2012, we sold $279.3 million of securities, comprised of $190.7 million of CMBS for income of $10.0 million, and $88.6 million of U.S. Agency Securities in two separate securitizations of those securities for income of $9.0 million. For the year ended December 31, 2011, we sold $406.9 million of securities, comprised of $239.4 million of CMBS securities for income of $6.6 million, and $167.5 million of U.S. Agency Securities in two separate securitizations of those securities for income of $13.4 million.

Income from sales of loans, net

        Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $151.7 million for the year ended December 31, 2012, compared to $66.3 million for the year ended December 31, 2011, an increase of $85.4 million. In the year ended December 31, 2012, we participated in six separate securitization transactions, selling 95 loans with an aggregate outstanding principal balance of $1.6 billion. In the year ended December 31, 2011, we participated in three separate securitization transactions, selling 61 loans with an aggregate outstanding principal balance of $1.0 billion and we also sold one first mortgage whole loan with an outstanding principle balance of $229.0 million in a separate transaction with an insurance company.

        Income from sales of securitized loans, net, a non-GAAP measure, represents gross proceeds received from the sale of loans into securitization trusts, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the securitization transactions.

        We present net results from securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Net result from loans sold into securitizations is a key component of our results. Since our securitizations to date are comprised of long-term fixed- rate loans, the result of hedging interest rate exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance our loan securitization business and find it a meaningful measure of the company's performance as a whole. When evaluating the performance of our loan securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

        Below are the net results from securitizations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Number of loans	139	95	61
Face amount of loans sold into securitizations ($ in thousands)	$2,231,049	$1,599,858	$1,016,469
Number of securitizations	6	6	3
Income from sale of securitized loans, net ($ in thousands)(1)	$141,683	$149,831	$43,968
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$16,285	$(20,110)	$(11,795)

Net results from loans sold into securitizations ($ in thousands)	$157,968	$129,722	$32,173

(1)
The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure as reported in our consolidated financial statements included herein.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Income from sale of loans (non-securitized), net	$5,026	$1,830	$22,303
Income from sale of securitized loans, net	$141,683	$149,831	$43,968

Income from sale of loans, net	$146,708	$151,661	$66,271
(2)
The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) relating to loans securitized to net results from derivative transactions, which is the closet GAAP measure, as reported in our consolidated financial statements included herein.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$11,790	$(15,541)	$(69,579)
Hedge gain/(loss) related to loans securitized	$16,285	$(20,110)	$(11,795)

Net results from derivative transactions	$28,075	$(35,651)	$(81,374)

Other Income

        Operating lease income totaled $8.3 million for the year ended December 31, 2012, compared to $2.3 million for the year ended December 31, 2011. The increase of $6.0 million reflects the larger portfolio of real estate in 2012.

        Sale of real estate, net totaled $1.3 million for the year ended December 31, 2012. During 2012 we sold 13 properties that were leased to drugstores under long-term leases. There were no sales of real estate in 2011.

        Fee income totaled $8.8 million for the year ended December 31, 2012, compared to $3.1 million for the year ended December 31, 2011. We generate fee income from the management of our institutional partnership as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $5.7 million increase in fee income year over year was due to an increase in fee generating activity, primarily the increase in loan origination volume.

Net result from derivative transactions

        Net result from derivative transactions represented a loss of $35.7 million for the year ended December 31, 2012, compared to a loss of $81.4 million for the year ended December 31, 2011, a decrease of $45.7 million. The net result from derivative transactions includes the portion of net result from derivative transactions discussed above in the section "income from sales of loans, net" as well as other realized and unrealized derivative gains and losses. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the value of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The lower level of losses in 2012 was primarily related to a more moderate decline in interest rates, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. During 2011, the market volatility in the third quarter resulted in significant losses in the interest rate hedge positions. The market conditions throughout 2012 did not reflect a similar level of volatility and therefore did not result in an equivalent level of losses on the open hedge positions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit-eligible loans and securities investments.

Earnings from unconsolidated joint ventures

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

        Earnings from investment in equity method investee totaled $1.3 million for the year ended December 31, 2012, compared to $0.3 million for the year ended December 31, 2011.

Unrealized gain (loss) on Agency interest-only securities, net

        Unrealized gain (loss) on Agency interest-only securities, net represented a loss of $5.7 million for the year ended December 31, 2012, compared to a gain of $1.6 million for the year ended December 31, 2011. The negative change of $7.3 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to an increase in interest rates during the year ended December 31, 2012.

Salaries and employee benefits

        Salaries and employee benefits totaled $51.1 million for the year ended December 31, 2012, compared to $26.4 million for the year ended December 31, 2011. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $24.7 million in salaries and employee benefits was primarily related to higher originator bonuses due to increased loan profitability for the year ended December 31, 2012.

Operating expenses

        Operating expenses totaled $21.5 million for the year ended December 31, 2012, compared to $9.1 million for the year ended December 31, 2011. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Depreciation and amortization

        Depreciation and amortization totaled $3.6 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011. The $2.6 million increase in depreciation and amortization is attributable to increased real estate of $380.0 million at December 31, 2012 versus $28.8 million at December 31, 2011.

Income tax expense

        Income tax expense totaled $2.6 million for the year ended December 31, 2012, compared to $1.5 million for the year ended December 31, 2011. The increase of $1.1 million is primarily attributable increased revenue earned on securitization that is subject to the New York City Unincorporated Business Tax.

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

        Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under various financing arrangements, (4) principal repayments on investments including mortgage loans and securities, (5) proceeds from securitizations and sales of loans, (6) proceeds from the sale of securities, (7) proceeds from the sale of real estate, (8) proceeds from the issuance of Notes, and (9) proceeds from the issuance of equity capital.

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

        We and our subsidiaries may incur substantial additional debt in the future. See "Risk Factors—Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage." However, we are subject to certain restrictions on our ability to incur additional debt in the indenture governing the Notes (the "Indenture") and our other debt agreements. Under the Indenture, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indenture) is less than or equal to 4.00 to 1.00, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 2.86 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

        Our principal debt financing sources include: (1) committed secured funding provided by banks and an insurance company, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long term nonrecourse mortgage financing, (4) long term senior unsecured notes in the form of corporate bonds and (5) borrowings on both a short and long-term committed basis, made by our wholly-owned subsidiary, Tuebor Captive Insurance Company LLC ("Tuebor"), from the FHLB.

        As of December 31, 2013, we had unrestricted cash of $78.7 million, unencumbered loans of $532.2 million, unencumbered securities of $92.6 million and restricted cash of $28.5 million.

        Our captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval. The Company established a broker dealer subsidiary, Ladder Capital Securities LLC ("LCS"), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and Securities and Exchange Commission ("SEC") regulations, which require that dividends may only be made with regulatory approval.

Cash and cash equivalents

        We held unrestricted cash and cash equivalents of $78.7 million and $45.2 million at December 31, 2013, and 2012, respectively.

Cash generated from operations

        Our operating activities were a net provider of cash of $466.7 million during the year ended December 31, 2013, and were a net user of cash of $111.4 million for the year ended December 31, 2012. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

        Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2013 and 2012 are set forth in the table below ($ in thousands):

	As of December 31,
	2013	2012
Committed loan facilities	$159,313	$226,367
Committed securities facility	88,921	278,021
Uncommitted securities facilities	361,601	289,528
Long-term financing	291,053	106,675
Borrowings from the FHLB	989,000	262,000
Senior unsecured notes	325,000	325,000

Total	$2,214,888	$1,487,591

        The Company's repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $780.9 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways, and, in the instance of one provider, an interest coverage ratio of 1.50x if certain liquidity thresholds are not satisfied. The Company was in compliance with all covenants as of December 31, 2013 and 2012. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary's capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary's property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

        We are parties to multiple committed loan repurchase agreement facilities, as outlined in the table below, totaling $1.3 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/partners' capital ratios. We believe we are in compliance with all covenants as of December 31, 2013 and December 31, 2012.

        We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, and, if the estimated market value of the included collateral declines, have the right to require additional collateral or a full and/or partial repayment of the facilities (margin call), sufficient to rebalance the facilities. Typically, the facilities are established with stated guidelines regarding the maximum percentage of the collateral asset's market value that can be borrowed. We often borrow at a lower percentage of the collateral asset's value than the maximum leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Committed securities facility

        We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, as outlined in the table below, totaling $600.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset's value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Uncommitted securities facilities

        We are party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities as outlined in the table below. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration. As we do in the case of other secured borrowings, we often borrow at a lower percentage of the collateral asset's value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

        Our committed and uncommitted loan and securities repurchase agreement facilities as of December 31, 2013 were as follows:

Committed Amount	Outstanding Amount	Committed but Unfunded	Interest Rate(s) at December 31, 2013	Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
$300,000,000	$22,749,015	$277,250,985	Between 2.42% and 2.67%	5/18/2015	Two additional twelve month periods at Company's option	First mortgage commercial real estate loans	$46,084,620	$46,483,618
$250,000,000	$28,407,500	$221,592,500	Between 2.42% and 3.04%	4/10/2014	Two additional 364 day periods at Company's option	First mortgage commercial real estate loans	$41,428,429	$41,518,063
$450,000,000	$60,423,328	$389,576,672	Between 2.41% and 3.18%	5/26/2015	Two additional twelve month periods at Company's option	First mortgage commercial real estate loans	$132,160,677	$132,673,364
$300,000,000	$47,732,500	$252,267,500	Between 2.66% and 2.67%	1/24/2014	N/A	First mortgage commercial real estate loans	$65,350,000	$65,813,055

$1,300,000,000	$159,312,343	$1,140,687,657					$285,023,726	$286,488,100

$600,000,000	$88,921,450	$511,078,550	Between 1.26% and 1.27%	4/30/2015	N/A	Investment grade commercial real estate securities	$110,400,378	$110,400,378
$—	$361,601,000	$—	Between 0.42% and 1.67%	1/17/2014	N/A	Investment grade commercial real estate securities	$440,721,692	$440,721,692

$1,900,000,000	$609,834,793	$1,651,766,207					$836,145,796	$837,610,170

        The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter:

	Total			Collateralized Borrowings Under Repurchase Agreements(1)			TALF
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end
	($ in thousands)
March 31, 2010	$1,825,036	$1,592,175	$1,825,036	$692,461	$595,271	$692,461	$1,132,575	$996,904	$1,132,575
June 30, 2010	1,838,315	1,910,808	1,950,581	722,434	786,647	824,663	1,115,881	1,124,161	1,130,684
September 30, 2010	1,875,616	1,866,576	1,877,228	900,028	859,795	900,028	975,587	1,006,781	1,049,779
December 31, 2010	1,824,066	1,819,249	1,824,650	1,685,710	1,370,115	1,685,710	138,356	449,134	967,341
March 31, 2011	1,733,745	1,770,001	1,917,583	1,595,388	1,631,645	1,779,227	138,356	138,356	138,356
June 30, 2011	1,986,274	2,002,600	2,104,626	1,901,806	1,889,419	1,987,906	84,468	113,181	138,356
September 30, 2011	1,773,005	1,846,206	2,017,311	1,730,846	1,775,841	1,932,844	42,159	70,365	84,468
December 31, 2011	1,597,077	1,804,540	1,929,282	1,597,077	1,790,487	1,887,260	—	14,053	42,159
March 31, 2012	1,551,245	1,634,731	1,692,270	1,551,245	1,634,731	1,692,270	—	—	—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—

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

Borrowings under credit agreement

        On January 24, 2013, we entered into a $50 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of December 31, 2013 there were no borrowings outstanding under this facility.

Long-term financing

        We generally finance our real estate using long-term nonrecourse mortgage financing. During the year ended December 31 2013, we executed 16 term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75% and mature in 2018, 2020, 2021, 2022 and 2023. During the year ended December 31, 2012, we executed 10 term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at 4.25% to 6.75% and matures in 2018, 2020, 2021, 2022 and 2023. The carrying value of these long-term nonrecourse mortgages include net unamortized premiums and discounts, representing proceeds received upon financing greater or less than the contractual amounts due under the agreements. The premiums and discounts are being amortized over the remaining life of the respective debt instruments using the effective interest method. Long-term financing totaled $291.1 million and $106.7 million at December 31, 2013 and December 31, 2012, respectively.

FHLB financing

        On July 11, 2012, our wholly-owned subsidiary, Tuebor, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. As of December 31, 2013, Tuebor had $989.0 million of borrowings outstanding (with an additional $416.0 million of committed term financing available to us from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral. Collateral for the borrowings was comprised of $1.1 billion of CMBS and U.S. Agency Securities and $276.7 million of mortgage loan receivables. As of December 31, 2012, Tuebor had $262.0 million of borrowings outstanding (with an additional $738.0 million of committed term financing available to us from the FHLB), with terms of 6 months to 5 years, interest rates of 0.39% to 0.93%, and advance rates of 87% to 95% of collateral. Collateral for the borrowings was comprised of $333.6 million of CMBS and U.S. Agency Securities. Tuebor is subject to state regulations which require that dividends (including dividends to us as its parent company) may only be made with regulatory approval.

Senior unsecured notes

        On September 14, 2012, we issued $325.0 million in aggregate principal amount of 7.375% senior notes due 2017 at par. We issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis. Ladder Capital Finance Corporation is a 100% owned finance subsidiary of Ladder Capital Finance Holdings LLLP with no assets or operations. The Notes are not guaranteed by any of our subsidiaries. Interest on the Notes is payable on April 1 and October 1 of each year and the Notes will mature on October 1, 2017. The Notes are senior unsecured obligations and rank equally with all of the co-issuers' existing and future senior indebtedness, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness to the extent of the value of the assets securing such debt. The Notes are unsecured and are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

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

Principal repayments on investments

        We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of real estate securities provided net cash of $390.6 million for the year ended December 31, 2013, $951.2 million for the year ended December 31, 2012 and $547.5 million for the year ended December 31, 2011. Repayment of mortgage loan receivables provided net cash of $273.9 million for the year ended December 31, 2013, $280.6 million for the year ended December 31, 2012 and $64.3 million for the year ended December 31, 2011.

Proceeds from securitizations and sales of loans

        We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. We also sell certain balance sheet loans to the Partnership. Proceeds from sales of mortgage loans provided net cash of $2.3 billion for the year ended December 31, 2013, $1.9 billion for the year ended December 31, 2012 and $1.4 billion for the year ended December 31, 2011.

Proceeds from the sale of securities

        We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $192.4 million for the year ended December 31, 2013, $279.3 million for the year ended December 31, 2012 and $406.9 million for the year ended December 31, 2011.

Proceeds from the sale of real estate

        We own a portfolio of commercial real estate properties leased to single tenants under long-term leases as well as a 13 story office building and a portfolio of office buildings. From time to time we may sell these properties. For the year ended December 31, 2013, there were no sales of these properties. In 2012, we realized proceeds of $75.6 million from the sale of 13 such properties. We did not sell any properties in 2011.

        We own, through a majority-owned joint venture with an operating partner, a portfolio of unsold residential condominium units, some of which are subject to residential leases. We intend to sell these properties. For the year ended December 31, 2013, proceeds from the sale of 94 of these units provided net cash of $36.9 million. There were no sales of such units during 2012 and 2011.

Proceeds from the issuance of equity

        For the year ended December 31, 2013, we realized proceeds of $1.8 million in connection with the exercise of an option to purchase Series B Participating Preferred units by a member of management. For the year ended December 31, 2012, we realized proceeds of $3.0 million in connection with the issuance of our Series B Participating Preferred units to a new member of management. In 2011, in connection with the issuance of our Series B participating preferred units to multiple investors, we realized proceeds of $257.4 million. We may issue additional equity in the future.

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

Contractual Obligations

        Contractual obligations as of December 31, 2013 were as follows ($ in thousands):

	Contractual Obligations as of December 31, 2013
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Secured financings	$732,334	$636,501	$230,000	$291,053	$1,889,888
Interest payable(1)	57,261	110,237	80,961	101,517	349,976
Other funding obligations	109,005	—	—	—	109,005
Operating lease obligations	1,782	2,507	2,361	3,640	10,290
Senior unsecured notes	—	—	325,000	—	325,000
Unused facility fees	—	—	—	—	—

Total	$900,382	$749,245	$638,322	$396,209	$2,684,158

(1)
For borrowings with variable interest rates, we used the rates in effect as of December 31, 2013 to determine the future interest payment obligations.

        The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.

Distributions

        We are structured as a limited liability limited partnership, and accordingly, partners are responsible for paying income taxes on their respective shares of our taxable income. We intend to make quarterly tax distributions equal to a partner's "Quarterly Estimated Tax Amount", which is computed (as more fully described in the LLLP Agreement) for each partner based upon their share of our taxable income multiplied by the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY.

        During the year ended December 31, 2013, we distributed $95.9 million, equivalent to 50.8% of our net income of $188.7 million. During the year ended December 31, 2012, we distributed $76.2 million, equivalent to 45.0% of our net income of $169.5 million. It is important to note that certain income and expense items are treated differently when computing taxable income than for computing net income for financial reporting purposes.

Partners' capital

        Our partners' capital has been issued through Series A Participating Preferred units, Series B Participating Preferred units, and common units. Series A Participating Preferred units were generally issued to investors who contributed capital in connection with our initial capital raise in September 2008, at a price of $100.0 per unit. Series B Participating Preferred units were generally issued to investors who contributed capital in connection with our follow-on capital raise in August and September 2011, at a price of $124.0 per unit, although there have been subsequent purchases by, and grants of Series B Participating Preferred units, to a member of management and certain employees. Common units were generally issued pursuant to grant agreements to management, our lead investors or their affiliates, and certain other investors.

        As of December 31, 2013, the par value was $611.6 million for the outstanding Series A Participating Preferred units and $266.9 million for the outstanding Series B Participating Preferred units. In addition, there were 22.6 million common units outstanding, of which 15.0 million units were owned by members of our management team, together with our Chairman.

        Except for certain put rights provided to a limited number of officers and directors disclosed in the Company's Registration Statement, none of our partners' capital is redeemable at any time. Management has determined that the put rights do not cause the related partners' capital to be mandatorily redeemable or temporarily redeemable and that all partners' capital is considered permanent equity. Also, our Series A and Series B Participating Preferred units and our common units are subject to certain transfer restrictions.

        Distributions, other than tax distributions, generally follow the priorities described below:

  •
  First, to the holders of Series A and Series B Participating Preferred units pro rata based on the capital account of each such holder's interests, until the Series A and Series B Participating Preferred unit holders have each received an amount equivalent to their respective capital accounts; then

  •
  Second, 20% to the common unit holders, and 80% to the holders of Series A Participating Preferred units, until the Series A Participating Preferred unit holders have each received an amount equivalent to $124 per unit; and

  •
  Thereafter, 20% to common unit holders, and 80% to the holders of Series A and Series B Participating Preferred units, pro rata based on the units held by each holder.

        Based on total capital at December 31, 2013 of $1.2 billion and the distribution priority outlined above, Series A Participating Preferred units and Series B Participating Preferred units each had a book value of $134.97 per unit at December 31, 2013.

        In connection with the IPO Transactions, all existing partner's capital was converted to a single class of LP Units of LCFH. See "Item 1 Business—Recent Developments" and the Amended and Restated LLLP Agreement included as an exhibit to this Annual Report on Form 10-K.

Off-balance sheet arrangements

        We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2013, our off-balance sheet arrangements consisted of $71.5 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65.3 million to provide additional first mortgage loan financing and $6.2 million to provide additional mezzanine loan financing. As of December 31, 2012, our off-balance sheet arrangements consisted of $13.4 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $7.2 million to provide additional first mortgage loan financing and $6.2 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets and are not reflected on our Consolidated Balance Sheets.

Critical accounting policies

        Our critical accounting policies reflecting management's estimates and judgments are described in Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent accounting pronouncements

        In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04"). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company's statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

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

Reconciliation of non-GAAP financial measures

        We present Core Earnings, which is a non-GAAP measure, as a supplemental measure of our performance. We define Core Earnings as income before taxes adjusted to exclude (i) net (income) loss attributable to noncontrolling interests in our consolidated joint ventures, (ii) real estate depreciation and amortization, (iii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period, (iv) unrealized gains/(losses) related to our investments in Agency interest-only securities, (v) the premium (discount) on long-term financing, and the related amortization of premium (discount) on long-term financing, (vi) non-cash stock-based compensation and (vii) certain one-time items. As discussed in Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be "open hedging positions." We exclude the results on the hedges from Core Earnings until the related asset is sold, and the hedge position is considered "closed." As more fully discussed in Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and derivatives which we use to hedge asset values.

        Set forth below is an unaudited reconciliation of income before taxes to Core Earnings:

	Years ended December 31,
	2013	2012	2011
Income before taxes	$192,463	$172,038	$73,242
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,098	49	(16)
Real estate depreciation and amortization(1)	20,967	3,093	703
Adjustments for unrecognized derivative results(2)	(18,665)	(8,661)	31,960
Unrealized (gain) loss on agency IO securities, net	2,665	5,681	(1,591)
Premium (discount) on long-term financing, net of amortization thereon	888	2,920	—
Non-cash stock-based compensation	2,881	2,408	151

Core Earnings	$202,297	$177,528	$104,449

		Years ended December 31,
		2013	2012	2011
(1)	Depreciation—real estate	$20,967	$3,093	$703
	Depreciation—fixed assets	548	548	341

	Depreciation	$21,515	$3,641	$1,044

(2)	Hedging interest expense	$(8,121)	$(16,554)	$(14,924)
	Hedging realized result (futures)	24,176	(20,886)	(32,227)
	Hedging realized result (swaps)	(6,645)	(6,872)	(2,263)
	Hedging unrecognized result	18,665	8,661	(31,960)

	Net results from derivative transactions	$28,075	$(35,651)	$(81,374)

        We present Core Earnings because we believe it assists investors in comparing our performance across reporting periods on a consistent basis by excluding non-cash expenses and unrecognized results from derivatives and Agency interest-only securities, which we believe makes comparisons across reporting periods more relevant by eliminating timing differences related to changes in the values of assets and derivatives. In addition, we use Core Earnings: (i) to evaluate our earnings from operations and (ii) because management believes that it may be a useful performance measure for us.

        Core Earnings has limitations as an analytical tool. Some of these limitations are:

  •
  Core Earnings does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations and is not necessarily indicative of cash necessary to fund cash needs; and

  •
  other companies in our industry may calculate Core Earnings differently than we do, limiting its usefulness as a comparative measure.

        Because of these limitations, Core Earnings should not be considered in isolation or as a substitute for net income attributable to preferred and common unit holders of LCFH or as an alternative to cash flow as a measure of our liquidity or any other performance measures calculated in accordance with GAAP.

        In the future we may incur gains and losses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Core Earnings should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        We present net result from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Net result from loans sold into securitizations is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the company's performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

        Set forth below is an unaudited reconciliation of income from sale of securitized loans, net to income from sale of loans, net as reported in our consolidated financial statements included herein and an unaudited reconciliation of hedge gain/(loss) relating to loans securitized to net results from derivative transactions as reported in our consolidated financial statements included herein:

	For the Year Ended December 31,
	2013	2012	2011
Number of loans	139	95	61
Face amount of loans sold into securitizations ($ in thousands)	$2,231,049	$1,599,858	$1,016,469
Number of securitizations	6	6	3
Income from sale of securitized loans, net ($ in thousands)(1)	$141,683	$149,831	$43,968
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$16,285	$(20,110)	$(11,795)

Net results from loans sold into securitizations ($ in thousands)	$157,968	$129,722	$32,173

(1)
The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Income from sale of loans (non-securitized), net	$5,026	$1,830	$22,303
Income from sale of securitized loans, net	$141,683	$149,831	$43,968

Income from sale of loans, net	$146,708	$151,661	$66,271

(2)
The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$11,790	$(15,541)	$(69,579)
Hedge gain/(loss) related to loans securitized	$16,285	$(20,110)	$(11,795)

Net results from derivative transactions	$28,075	$(35,651)	$(81,374)

        We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company's cost of debt financing. We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income. We net cost of funds with our interest income as presented on our consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

        Set forth below is an unaudited reconciliation of interest expense to cost of funds:

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Interest expense	$(48,745)	$(36,440)	$(35,836)
Net interest expense component of hedging activities(1)	(8,121)	(16,554)	(14,924)

Cost of funds	$(56,866)	$(52,994)	$(50,760)

Interest income	$121,578	$136,198	$133,298
Cost of funds	(56,866)	(52,994)	(50,760)

Interest income, net of cost of funds	$64,712	$83,204	$82,538

		For the Year Ended December 31,
		2013	2012	2011
		($ in thousands)
(1)	Net interest expense component of hedging activities	$(8,121)	$(16,554)	$(14,924)
	Hedging realized result (futures)	24,176	(20,887)	(32,226)
	Hedging realized result (swaps)	(6,645)	(6,872)	(2,263)
	Hedging unrecognized result	18,665	8,662	(31,961)

	Net result from derivative transactions	$28,075	$(35,651)	$(81,374)

        We present net revenues, which is a non-GAAP measure, as a supplemental measure of the Company's performance, excluding operating expenses. We define net revenues as net interest income after provision for loan losses and total other income, which are both disclosed on the Company's consolidated statements of income. We present interest income on investments, net and income from sales of loans, net as a percent of net revenues to determine the impact of the net interest from our investments and the securitization activity on our net revenues.

	For the Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Net interest income after provision for loan losses	$72,233	$99,309	$97,461
Total other income	241,705	148,994	12,350

Net revenues	$313,938	$248,303	$109,811

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The nature of the Company's business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company's cost of borrowing directly impacts its net income. The Company's interest income stream from loans and securities is generally fixed over the life of its assets, whereas it uses floating-rate debt to finance a significant portion of its investments. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate swap and futures agreements. Interest rate swap and futures agreements are utilized to hedge against future interest rate increases on the Company's borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than two years, including newly originated conduit first mortgage loans, securities in the Company's CMBS portfolio if long enough in duration, and most of its U.S. Agency Securities portfolio.

        The following table summarizes the change in net income for a 12-month period commencing December 31, 2013 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2013, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(461)	$34,642
Increase by 1.00%	954	(34,317)

Market Value Risk

        The Company's securities investments are reflected at their estimated fair value. The change in estimated fair value of securities available-for-sale is reflected in accumulated other comprehensive income. The change in estimated fair value of Agency interest-only securities is recorded in current period earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the market value of the Company's assets may be adversely impacted. The Company's fixed rate mortgage loan portfolio is subject to the same risks. However, to the extent those loans are classified as held for sale, they are reflected at the lower of cost or market. Otherwise, held for investment mortgage loans are reflected at values equal to the unpaid principal balances net of certain fees, costs and loan loss allowances.

Liquidity Risk

        Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests, and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company's investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company's assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so. The Company's captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval. The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC ("LCS"), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with the Financial Industry Regulatory Authority ("FINRA") and Securities and Exchange Commission ("SEC") which require that dividends may only be made with regulatory approval.

Credit Risk

        The Company is subject to varying degrees of credit risk in connection with its investments. The Company seeks to manage credit risk by performing deep credit fundamental analyses of potential assets and through ongoing asset management. The Company's investment guidelines do not limit the amount of its equity that may be invested in any type of its assets, however, investments greater than a certain size are subject to approval by the Risk and Underwriting Committee of the Board of Directors.

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

Covenant Risk

        In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company's Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company's failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. For the years ended December 31, 2012, 2011 and 2010, the Company believes it was in compliance with all covenants.

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

Concentrations of Market Risk

        Concentrations of market risk may exist with respect to the Company's investments. Market risk is a potential loss the Company may incur as a result of change in the fair values of its investments. The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries.

Regulatory Risk

        The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements that all broker-dealer entities are subject to. The Company established registered investment advisor subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC (the "Advisers"). The Advisers are required to be compliant with SEC requirements on an ongoing basis and are subject to multiple operating and reporting requirements that all registered investment advisers are subject to. In addition, Tuebor is subject to state regulation as a captive insurance company. If LCS, the Advisers or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of Ladder Capital Finance Holdings LLLP and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm's reports thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm

To the Partners of
Ladder Capital Finance Holdings LLLP and Subsidiaries:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in capital and of cash flows present fairly, in all material respects, the financial position of Ladder Capital Finance Holdings LLLP and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
March 11, 2014

Ladder Capital Finance Holdings LLLP

Consolidated Balance Sheets

	As of December 31, 2013	As of December 31, 2012
Assets
Cash and cash equivalents	$78,742,257	$45,178,565
Cash collateral held by broker	28,520,788	63,990,568
Mortgage loan receivables held for investment, at amortized cost	539,078,182	326,318,550
Mortgage loan receivables held for sale	440,489,789	623,332,620
Real estate securities, available-for-sale:
Investment grade commercial mortgage backed securities	1,164,936,448	806,773,207
GN construction securities	13,006,860	51,842,317
GN permanent securities	113,216,186	108,807,295
Interest-only securities	366,086,700	158,138,700
Real estate, net	624,219,015	380,021,672
Investments in unconsolidated joint ventures	9,262,762	12,674,652
FHLB stock	49,450,000	13,100,000
Derivative instruments	8,244,355	5,694,519
Due from brokers	1,503	1,901,713
Accrued interest receivable	14,971,167	12,082,604
Other assets	38,837,255	19,172,873

Total assets	$3,489,063,267	$2,629,029,855

Liabilities and Capital
Liabilities
Repurchase agreements	$609,834,793	$793,916,703
Long-term financing	291,053,406	106,675,298
Borrowings from the FHLB	989,000,000	262,000,000
Senior unsecured notes	325,000,000	325,000,000
Derivative instruments	7,031,033	18,515,163
Accrued expenses	64,400,382	19,273,388
Other liabilities	17,509,888	5,379,088

Total liabilities	2,303,829,502	1,530,759,640

Commitments and contingencies
Capital
Partners' capital
Series A preferred units	825,985,422	781,100,600
Series B preferred units	290,846,531	272,215,202
Common units	59,565,278	44,372,247

Total partners' capital	1,176,397,231	1,097,688,049
Noncontrolling interest	8,836,534	582,166

Total capital	1,185,233,765	1,098,270,215

Total liabilities and capital	$3,489,063,267	$2,629,029,855

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Income

	For the Year Ended December 31,
	2013	2012	2011
Net interest income
Interest income	$121,577,676	$136,198,204	$133,297,520
Interest expense	48,744,659	36,440,373	35,836,124

Net interest income	72,833,017	99,757,831	97,461,396
Provision for loan losses	600,000	448,833	—

Net interest income after provision for loan losses	72,233,017	99,308,998	97,461,396
Other income
Operating lease income	37,394,416	8,331,338	2,290,291
Tenant recoveries	3,271,095	—	—
Sale of loans, net	146,708,264	151,661,150	66,270,758
Gain on securities	4,230,953	19,013,960	20,081,114
Sale of real estate, net	13,565,164	1,275,235	—
Fee income	7,921,430	8,787,695	3,144,050
Net result from derivative transactions	28,075,232	(35,650,989)	(81,374,126)
Earnings from investment in unconsolidated joint ventures	3,203,358	1,256,109	346,612
Unrealized gain (loss) on Agency interest-only securities, net	(2,665,188)	(5,680,893)	1,591,442

Total other income	241,704,724	148,993,605	12,350,141

Costs and expenses
Salaries and employee benefits	61,038,260	51,090,424	26,448,942
Operating expenses	14,937,488	9,571,881	7,859,006
Real estate operating expenses	17,403,945	—	—
Fee expense	6,580,612	11,961,400	1,218,029
Depreciation and amortization	21,514,572	3,640,619	1,043,732

Total costs and expenses	121,474,877	76,264,324	36,569,709

Income before taxes	192,462,864	172,038,279	73,241,828
Income tax expense	3,729,778	2,583,999	1,510,149

Net income	188,733,086	169,454,280	71,731,679
Net (income) loss attributable to noncontrolling interest	1,098,150	49,084	(15,625)

Net income attributable to preferred and common unit holders	$189,831,236	$169,503,364	$71,716,054

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2013	2012	2011
Net income	$188,733,086	$169,454,280	$71,731,679
Other comprehensive income (loss)
Unrealized gains on securities
Unrealized gain (loss) on real estate securities, available for sale	(16,130,332)	29,014,769	6,691,658
Reclassification adjustment for (gains) losses included in net income	(4,230,953)	(19,013,960)	(20,081,114)

Total other comprehensive income (loss)	(20,361,285)	10,000,809	(13,389,456)

Comprehensive income	168,371,801	179,455,089	58,342,223

Comprehensive (income) loss attributable to noncontrolling interest	1,098,150	49,084	(15,625)

Comprehensive income attributable to preferred and common unit holders	$169,469,951	$179,504,173	$58,326,598

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Changes in Capital

	Partners' Capital Units			Partners' Capital
	Series A Preferred Units	Series B Preferred Units	Common Units	Series A Preferred Units	Series B Preferred Units	Common Units	Total Partners' Capital	Noncontrolling Interest	Total Capital
Balance, December 31, 2010	6,115,500	—	21,423,312	$697,350,207	$—	$21,156,111	$718,506,318	$—	$718,506,318

Contributions	—	2,075,619	—	—	257,376,700	—	257,376,700	125,000	257,501,700
Series B offering costs	—	—	—	(1,154,614)	—	(288,654)	(1,443,268)	—	(1,443,268)
Distributions	—	—	—	(35,196,213)	—	(8,783,428)	(43,979,641)	(15,625)	(43,995,266)
Equity based compensation	—	—	—	—	—	150,696	150,696	—	150,696
Net income	—	—	—	57,559,402	—	14,156,652	71,716,054	15,625	71,731,679
Other comprehensive income	—	—	—	(10,711,565)	—	(2,677,891)	(13,389,456)	—	(13,389,456)

Balance, December 31, 2011	6,115,500	2,075,619	21,423,312	$707,847,217	$257,376,700	$23,713,486	$988,937,403	$125,000	$989,062,403

Contributions	—	24,194	—	—	3,000,000	—	3,000,000	521,875	3,521,875
Distributions	—	—	—	(58,396,459)	(2,529,456)	(15,235,385)	(76,161,300)	(15,625)	(76,176,925)
Equity based compensation	—	31,452	1,127,543	—	1,892,473	515,300	2,407,773	—	2,407,773
Net income (loss)	—	—	—	124,315,166	11,780,432	33,407,766	169,503,364	(49,084)	169,454,280
Other comprehensive income	—	—	—	7,334,676	695,053	1,971,080	10,000,809	—	10,000,809

Balance, December 31, 2012	6,115,500	2,131,265	22,550,855	$781,100,600	$272,215,202	$44,372,247	$1,097,688,049	$582,166	$1,098,270,215

Contributions	—	14,516	—	—	1,800,000	—	1,800,000	9,845,654	11,645,654
Distributions	—	—	—	(58,092,429)	(18,333,605)	(19,016,182)	(95,442,216)	(493,136)	(95,935,352)
Equity based compensation	—	7,613	—	—	2,428,078	453,369	2,881,447	—	2,881,447
Net income (loss)	—	—	—	115,349,646	36,670,087	37,811,503	189,831,236	(1,098,150)	188,733,086
Other comprehensive income	—	—	—	(12,372,395)	(3,933,231)	(4,055,659)	(20,361,285)	—	(20,361,285)

Balance, December 31, 2013	6,115,500	2,153,394	22,550,855	$825,985,422	$290,846,531	$59,565,278	$1,176,397,231	$8,836,534	$1,185,233,765

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$188,733,086	$169,454,280	$71,731,679
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,514,572	3,640,619	1,043,732
Unrealized (gain) loss on derivative instruments	(14,013,966)	(12,694,838)	18,467,023
Unrealized (gain) loss on Agency interest-only securities, net	2,665,188	5,680,893	(1,591,442)
Provision for loan losses	600,000	448,833	—
Cash collateral held by broker for derivatives	(10,248,883)	4,640,186	(17,509,314)
Amortization of equity based compensation	2,881,447	2,407,773	150,696
Amortization of deferred financing costs included in interest expense	4,599,566	3,133,910	3,246,199
Amortization of (premium) discount on long-term debt	(533,818)	—	—
Amortization of above- and below-market lease asset	853,917	—	—
Accretion/amortization of discount, premium and other fees on loans and securities	56,619,748	35,334,242	23,329,660
Realized gain on sale of mortgage loan receivables	(146,708,264)	(151,661,150)	(66,270,758)
Realized gain on sale of real estate securities	(4,230,953)	(19,013,960)	(20,081,114)
Realized gain on sale of real estate	(13,565,164)	(1,275,235)	—
Origination of mortgage loan receivables held for sale	(2,013,674,038)	(2,036,138,933)	(1,139,669,700)
Repayment of mortgage loan receivables held for sale	5,840,419	75,654,634	19,957,458
Proceeds from sales of mortgage loan receivables held for sale	2,345,704,987	1,815,995,772	1,444,330,798
Accrued interest receivable	(2,888,563)	(318,080)	(811,868)
Earnings on investment in unconsolidated joint ventures	(3,203,358)	(1,256,109)	(346,612)
Distributions of return on capital from investment in unconsolidated joint ventures	3,894,303	1,403,687	—
Changes in operating assets and liabilities:
Due to brokers	—	(871,802)	657,632
Due from brokers	1,900,210	(1,683,023)	(200,982)
Other assets	(17,324,779)	(5,890,951)	6,048
Accrued expenses and other liabilities	57,317,794	1,642,506	3,862,937

Net cash provided by (used in) operating activities	466,733,451	(111,366,746)	340,302,072

Cash flows used in investing activities:
Acquisition of fixed assets	—	(351,041)	(1,317,417)
Purchases of real estate securities	(1,193,816,283)	(425,796,393)	(991,195,238)
Repayment of real estate securities	390,628,250	951,150,951	547,461,630
Proceeds from sales of real estate securities	192,387,118	279,275,981	406,937,614
Purchase of FHLB stock	(36,350,000)	(13,100,000)	—
Origination and purchases of mortgage loan receivables held for investment	(486,072,238)	(341,947,392)	(304,684,390)
Repayment of mortgage loan receivables held for investment	268,093,305	204,913,202	44,291,884
Reduction (addition) of cash collateral held by broker	45,718,663	(14,351,720)	(18,622,050)
Security deposits included in other assets	(4,356,098)	—	—
Capital contributions to investment in unconsolidated joint ventures	(4,696,405)	(9,265,125)	(9,549,518)
Distributions of return of capital from investment in unconsolidated joint ventures	7,417,350	6,169,025	170,000
Purchases of real estate	(289,383,112)	(428,651,275)	(3,870,000)
Proceeds from sale of real estate	36,929,752	75,646,240	—

Net cash provided by (used in) investing activities	(1,073,499,698)	283,692,453	(330,377,485)

Cash flows from financing activities:
Deferred financing costs	(3,190,379)	(10,599,987)	(500,000)
Repayment of repurchase agreements	(4,566,389,752)	(12,151,329,521)	(21,807,839,225)
Proceeds from repurchase agreements	4,382,307,842	11,348,169,066	21,719,206,391
Repayment of borrowings under credit agreements	(30,000,000)	—	—
Proceeds from borrowings under credit agreements	30,000,000	—	—
Proceeds from long-term financing	185,037,648	88,180,203	2,940,000
Repayment of long-term financing	(125,722)	(36,740)	(138,386,154)
Proceeds from FHLB borrowings	4,498,500,000	362,000,000	—
Repayments of FHLB borrowings	(3,771,500,000)	(100,000,000)	—
Proceeds from Notes issued	—	325,000,000	—
Purchase of derivative instruments	(20,000)	(226,225)	(48,375)
Partners' capital contributions	1,800,000	3,000,000	257,376,700
Series B offering costs—Series A Preferred	—	—	(1,154,614)
Series B offering costs—Common Units	—	—	(288,654)
Partners' capital distributions	(95,442,216)	(76,161,300)	(43,979,641)
Capital contributed by a noncontrolling interest	9,845,654	521,875	125,000
Capital distributed to a noncontrolling interest	(493,136)	(15,625)	(15,625)

Net cash provided by (used in) financing activities	640,329,939	(211,498,254)	(12,564,197)

Net increase in cash	33,563,692	(39,172,547)	(2,639,610)
Cash and cash equivalents at beginning of period	45,178,565	84,351,112	86,990,722

Cash and cash equivalents at end of period	$78,742,257	$45,178,565	$84,351,112

Supplemental information:
Cash paid for interest	$45,317,028	$27,179,564	$32,329,370
Cash paid for income taxes	$5,392,411	$589,042	$1,360,149
Supplemental disclosure of non-cash investing activities:
Transfer from mortgage loan receivables held for investment, at amortized cost to mortgage loan receivable held for sale	$8,320,273	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

        On February 25, 2008, Ladder Capital Finance Holdings LLC (the "LLC") was organized as a Delaware limited liability company. Effective August 9, 2011, the LLC converted from a limited liability company to a limited liability limited partnership and the members of the LLC were admitted as partners in a newly formed company, Ladder Capital Finance Holdings LLLP (the LLC and Ladder Capital Finance Holding LLLP are collectively referred to as the "Company"). The Company serves as the holding company for its wholly-owned or controlled subsidiaries that collectively operate as a leading commercial real estate finance company. The Company's existence is perpetual unless dissolved and terminated in accordance with the provisions of the corresponding operating agreements.

        The Company completed a private offering of its Series A Participating Preferred units (the "Offering") and a private offering of its Series B Participating Preferred units (the "Series B Offering") and, through its wholly-owned subsidiaries, is using the proceeds of the Offering and the Series B Offering to originate and invest in a diverse portfolio of real estate-related assets. The Company conducts its business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in select net leased and other real estate assets.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The consolidated financial statements include the Company's accounts and those of its subsidiaries which are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.

        Noncontrolling interests in consolidated subsidiaries are defined as "the portion of the equity (net assets) in the subsidiaries not attributable, directly or indirectly, to a parent." Noncontrolling interests are presented as a separate component of capital in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to preferred and common unit holders (controlling interest) and noncontrolling interests.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. In particular, the estimates used in the pricing process for real estate securities and the process for determining effective yield for purposes of recognition of interest income and determining other than temporary impairment, are inherently subjective and imprecise. Actual results could differ from those estimates.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income represents net income, as presented in the consolidated statements of income, adjusted for unrealized gains or losses on securities available for sale and as further adjusted for realized gains or losses on securities sold.

Cash and Cash Equivalents

        The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2013 and 2012. At December 31, 2013 and 2012 and at various times during the years, balances exceeded the insured limits. In addition, the Company maintains a cash account at the FHLB which is unrestricted.

Restricted Cash

        As of December 31, 2013 and 2012, included in other assets on the Company's consolidated balance sheets are $14,786,027 and $18,244,325 of security deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

Mortgage Loans Receivable Held for Sale

        Loans that the Company intends to sell, subsequent to origination or acquisition, are classified as mortgage loans receivable held for sale, net of any applicable allowance for credit loss. Mortgage loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.

        Loans held for sale are accounted for at the lower of cost or fair value on an individual basis. Loan origination fees and direct loan origination costs are deferred until the related loans are sold.

Mortgage Loans Receivable Held for Investment

        Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

        The Company evaluates each loan classified as mortgage loans receivable held for investment for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loans contractual effective rate or the fair value of the collateral, if recovery of the Company's investment is expected solely from the collateral.

        The Company's loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data.

        Upon the completion of the process above, the Company concluded that no loans were impaired as of December 31, 2013 and 2012. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

Real Estate Securities

        The Company designates its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association ("GNMA") interest-only and Federal Home Loan Mortgage Corp ("FHLMC") interest-only securities (collectively, "Agency interest-only securities"),recorded as a component of other comprehensive income (loss) in partners' capital. The Company's Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the consolidated statements of income in accordance with ASC 815. The Company's recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company's Revenue Recognition policy as disclosed within this footnote for recognizing interest income on its securities. The interest income recognized from the Company's Agency interest-only securities is recorded in interest income on the consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in GN construction securities on the consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income with a corresponding funding obligation recorded in other liabilities in the consolidated balance sheets. The Company estimates the fair value of its CMBS primarily based on pricing services and broker quotes for the same or similar securities in which it has invested. Different judgments and assumptions could result in materially different estimates of fair value.

        When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an other-than-temporary impairment in the value of the security. An impairment will be considered other-than-temporary based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

not expect to recover the security's cost basis (i.e., a credit loss). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is other-than-temporary and will be recognized currently in earnings equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend to, nor is it more likely than not that it will be required to sell before recovery, the impairment is other-than-temporary and will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. Estimating cash flows and determining whether there is other-than-temporary impairment require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts. At December 31, 2013, $2,469,845 other-than-temporary impairment charges have been provided for in gain on securities on the consolidated statements of income. No other-than-temporary impairment charges have been provided for in the financial statements at December 31, 2012.

        The Company considers information from selected third party pricing services in determining the fair value of its securities. The Company develops an understanding of the valuation methodologies used by such pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities.

        The Company understands that the pricing services develop estimates of fair value for CMBS and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, "U.S. Agency Securities") using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process may result in the Company "challenging" the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company's objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

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

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Real Estate

        The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 49 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

        The Company classifies investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense.

        The Company classifies investments in real estate as held for sale when the Company is actively marketing the property and management has the intent to sell the property. At December 31, 2013 and 2012, the Company classified its investments in the condominium units in Las Vegas, NV as properties held for sale. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the asset. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are not presented in discontinued operations in the consolidated statements of income due to the significant continuing involvement in the real estate held for sale through the consolidated homeowner's association.

        Certain of the Company's real estate is leased to others on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. These leases are for fixed terms of varying length and provide for annual rentals. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable within other assets in the consolidated balance sheets.

Allocation of Purchase Price of Business Combinations including Acquired Real Estate

        In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, the Company recognizes the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity. In addition, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company will immediately expense acquisition-related costs and fees associated with business combinations and asset acquisitions.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company allocates the purchase price of acquired properties and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

        Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in its portfolio.

        The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, and insurance and other operating expenses. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

        Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term of the lease and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration feedback from the tenant, the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

        The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 8—Fair Value of Financial Instruments, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.

        The aggregate value of intangible assets related to customer relationships is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The value of in-place leases is amortized to expense over the initial terms of the respective leases, which range primarily from one to 24 years. The value of customer relationship intangibles is amortized to expense over the initial terms and any renewal periods in the respective leases, but in no event do the amortization periods for intangible assets exceed the remaining depreciable lives of the buildings. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

        In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures for which it has significant influence under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company's estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 6, "Investments in Unconsolidated Joint Ventures."

Valuation of Financial Instruments

        Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize upon disposition of the financial instruments. Financial instruments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of pricing observability and will therefore require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For a further discussion regarding the measurement of financial instruments see Note 8, "Fair Value of Financial Instruments."

Tuebor/Federal Home Loan Bank Membership

        Tuebor Captive Insurance Company LLC ("Tuebor"), a wholly owned subsidiary of the Company, was licensed in Michigan and approved to operate as a captive insurance company as well as being approved to become a member of the FHLB, with membership finalized with the purchase of stock, in the FHLB on July 11, 2012. That approval allowed Tuebor to purchase capital stock in the FHLB, the prerequisite to obtaining financing on eligible collateral.

Deferred Financing Costs

        Fees and expenses incurred in connection with financing transactions are capitalized within other assets in the consolidated balance sheets and amortized over the term of the financing by applying the effective interest rate method and the amortization is reflected in interest expense.

Derivative Instruments

        In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to economically hedge the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The Company may use a variety of derivative instruments that are considered conventional, or "plain vanilla" derivatives, including interest rate swaps, futures, caps, collars and floors, to manage interest rate risk.

        To determine the fair value of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, and termination cost may be used to determine fair value. All such methods of measuring fair value for derivative instruments result in an estimate of fair value, and such value may never actually be realized.

        The Company recognizes all derivatives on the consolidated balance sheets at fair value. The Company does not generally designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, these derivatives have been recognized currently in net result from derivative transactions in the accompanying consolidated statements of income. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company's consolidated balance sheets.

Repurchase Agreements

        The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a "Linked Transaction," unless certain criteria are met. As of December 31, 2013 and 2012, none of the Company's repurchase agreements are accounted for as linked transactions.

Income Taxes

        The Company is a limited liability limited partnership which elected to be treated as a partnership for income tax purposes. Therefore, the Company is generally not subject to U.S. federal and state income taxes; however, certain of the Company's income is subject to the New York Unincorporated Business Tax.

        Income and losses pass through to the partners and are reported by them individually for federal and state income tax purposes. The Company's sole corporate subsidiary is subject to federal, state and local income tax. The corporate tax payable is not considered to be material to the Company's financial statements and accordingly is included in other liabilities in the accompanying balance sheet.

        The Company determines whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce partners' capital.

        The Company's policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the years ended December 31, 2013, 2012 and 2011, the Company did not have any interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Interest Income

        Interest income is accrued based on the outstanding principal amount and contractual terms of the Company's loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected recovery period of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company has historically collected, and expects to continue to collect, all contractual amounts due on its originated loans. As a result, the Company does not adjust the projected cash flows to reflect anticipated credit losses for these loans. If the performance of a credit deteriorated security is more favorable than forecasted, the Company will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

        The effective yield on securities is based on the projected cash flows from each security, which is estimated based on the Company's observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and repayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

        For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2013 and 2012, the Company did not hold any loans for which the fair value option was elected.

        For our CMBS rated below AA, which represents approximately 8.2% of the Company's CMBS portfolio as of December 31, 2013, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

        For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Sales of Loans

        We recognize gains on sale of loans net of any costs related to that sale.

Transfer of Financial Assets

        For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company's consolidated balance sheets and the sale proceeds are recognized as a liability.

Recognition of Operating Lease Income and Tenant Recoveries

        Operating lease income is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income, and expected to be received in later years, as assets in other assets in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in other liabilities in the accompanying consolidated balance sheets. We commence recognition of operating lease income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

        Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Debt Issued

        From time to time, a wholly-owned subsidiary of the Company will originate a loan (each, an "Intercompany Loan," and collectively, "Intercompany Loans") to another wholly-owned subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company's consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an Intercompany Loan to a third party securitization trust (for cash), the related mortgage note is held for the first time by a creditor external to the Company. The accounting for the securitization of an Intercompany Loan—a financial instrument that has never been recognized in our consolidated financial statements as an asset—is considered a financing transaction under ASC 470, Debt, and ASC 835, Interest.

        The periodic securitization of the Company's mortgage loans involves both Intercompany Loans and mortgage loans made to third parties with the latter recognized as financial assets in the Company's consolidated financial statements as part of an integrated transaction. The Company receives aggregate proceeds equal to the transaction's all-in securitization value and sales price. In accordance with the guidance under ASC 835, when initially measuring the obligation arising from an Intercompany Loan's securitization, the Company allocates the proceeds from each securitization

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

transaction between the third-party loans and each Intercompany Loan so securitized on a relative fair value basis determined in accordance with the guidance in ASC 820, Fair Value Measurement. The difference between the amount allocated to each Intercompany Loan and the loan's face amount is recorded as a premium or discount, and is amortized, using the effective interest method, as a reduction or increase in reported interest expense, respectively.

Fee Expense

        Fee expense is comprised primarily of closing fees paid related to purchases of real estate and management fees incurred. In addition, fees paid under a loan referral agreement with Meridian Capital Group LLC, as disclosed in Note 11 are reflected as fee expense. The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company's net profit on such referred loan, as defined in the agreement, payable annually in arrears. While the arrangement gives rise to a potential conflict of interest, full disclosure is given and the borrower waives the conflict in writing.

Stock Based Compensation Plan

        The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant, and generally are time based awards. For time-based awards the Company recognizes compensation expense over the substantive vesting period, on a straight-line basis.

Recently Issued and Adopted Accounting Pronouncements

        In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company's statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2013

	Outstanding Face Amount	Carrying Value	Weighted Average Yield	Remaining Maturity (years)
Mortgage loan receivables held for investment, at amortized cost	$549,573,788	$539,078,182	9.76%	2.14
Mortgage loan receivables held for sale	440,774,789	440,489,789	5.47%	9.62

Total	$990,348,577	$979,567,971

December 31, 2012

	Outstanding Face Amount	Carrying Value	Weighted Average Yield	Remaining Maturity (years)
Mortgage loan receivables held for investment, at amortized cost	$331,719,768	$326,318,550	11.28%	2.27
Mortgage loan receivables held for sale	623,644,114	623,332,620	4.81%	8.84

Total	$955,363,882	$949,651,170

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

3. MORTGAGE LOAN RECEIVABLES (Continued)

        The following table summarizes the mortgage loan receivables by loan type:

	As of December 31, 2013		As of December 31, 2012
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Mortgage loan receivables held for sale
First mortgage loan	$440,774,789	$440,489,789	$623,644,114	$623,332,620

Total mortgage loan receivables held for sale	440,774,789	440,489,789	623,644,114	623,332,620
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	420,672,555	413,564,066	237,373,112	235,589,104
Mezzanine loan	128,901,233	128,014,116	94,346,656	92,629,446

Total mortgage loan receivables held for investment, at amortized cost	549,573,788	541,578,182	331,719,768	328,218,550
Reserve for loan losses	—	2,500,000	—	1,900,000

Total	$990,348,577	$979,567,971	$955,363,882	$949,651,170

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

3. MORTGAGE LOAN RECEIVABLES (Continued)

        For the years ended December 31, 2013, 2012 and 2011, the activity in our loan portfolio was as follows:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2010	$155,857,545	$353,946,430
Origination of mortgage loan receivables	304,684,390	1,139,669,700
Repayment of mortgage loan receivables	(44,291,884)	(19,957,458)
Proceeds from sales of mortgage loan receivables	—	(1,444,330,798)
Realized gain on sale of mortgage loan receivables	—	66,270,758
Transfer between held for investment and held for sale	(163,243,093)	163,243,093
Accretion/amortization of discount, premium and other fees	2,189,426	—

Balance December 31, 2011	$255,196,384	$258,841,725
Origination of mortgage loan receivables	341,947,392	2,036,138,933
Repayment of mortgage loan receivables	(204,913,202)	(75,654,634)
Proceeds from sales of mortgage loan receivables	—	(1,815,995,772)
Realized gain on sale of mortgage loan receivables	—	151,661,150
Transfer between held for investment and held for sale	(68,080,932)	68,080,932
Accretion/amortization of discount, premium and other fees	2,617,741	260,286
Loan loss provision	(448,833)	—

Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	486,072,238	2,013,674,038
Repayment of mortgage loan receivables	(268,093,305)	(5,840,419)
Proceeds from sales of mortgage loan receivables	—	(2,345,704,987)
Realized gain on sale of mortgage loan receivables	—	146,708,264
Transfer between held for investment and held for sale	(8,320,273)	8,320,273
Accretion/amortization of discount, premium and other fees	3,700,972	—
Loan loss provision	(600,000)	—

Balance December 31, 2013	$539,078,182	$440,489,789

        During the year ended December 31, 2013, transfers of financial assets via sales of loans have been treated as sales by us under ASC 860 with the exception of one asset with a book value of $996,650 in which the Company retains effective control that would preclude sales accounting. The transfer is considered to be a secured borrowing in which the asset remains on the Company's consolidated balance sheets in mortgage loan receivables held for investment at amortized cost and the sale proceeds are recognized in other liabilities and held as secured borrowings. During the years ended December 31, 2012 and 2011, the transfers of financial assets via sales of loans have been treated as sales by us under ASC 860.

        The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

3. MORTGAGE LOAN RECEIVABLES (Continued)

Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property's liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers' business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired; however, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio, and therefore the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, for loan losses totaling $600,000 and $448,833 for the years ended December 31, 2013 and 2012, respectively. There was no reserve for loan losses for the year ended December 31, 2011. Historically, the Company has not incurred losses on originated loans. At December 31, 2013 and 2012 there was $4,273,890 and $888,859, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our consolidated balance sheets. There were no unamortized discounts on mortgage loan receivables held for investment at December 31, 2011. At December 31, 2013 there is one loan on non-accrual status with an amortized cost of $3,452,500 included in our mortgage loan receivables held for investment, at amortized cost on our consolidated balance sheets. There were no loans on non-accrual status included in mortgage loan receivables held for investment at December 31, 2012 and 2011.

Reserve for Loan Losses

	For the year ended December 31,
	2013	2012	2011
Reserve for loan losses at beginning of period	$1,900,000	$1,451,167	$1,451,167
Reserve for loan losses	600,000	448,833	—
Charge-offs	—	—	—

Reserve for loan losses at end of period	$2,500,000	$1,900,000	$1,451,167

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

4. REAL ESTATE SECURITIES

        CMBS, CMBS interest-only, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company's securities at December 31, 2013 and 2012. ($ in thousands):

December 31, 2013

							Weighted Average
			Gross Unrealized
	Outstanding Face Amount	Amortized Cost Basis				# of Securities				Remaining Duration (years)
Asset Type			Gains	Losses	Carrying Value		Rating(1)	Coupon %	Yield %
CMBS	$1,775,344	$1,156,230	$13,853	$(5,147)	$1,164,936	101	AAA	4.24%	4.08%	4.88
CMBS interest-only	5,729,166	256,869	2,204	(1,015)	258,058	21	AAA	1.00%	4.19%	3.38
GNMA interest-only	3,038,106	103,136	1,630	(4,889)	99,877	36	AA+	1.12%	5.32%	2.12
FHLMC interest-only	224,400	7,904	248	—	8,152	2	AA+	0.95%	5.21%	3.04
GN construction securities	13,818	13,261	36	(290)	13,007	8	AA+	4.11%	3.49%	6.57
GN permanent securities	118,590	110,724	2,492	—	113,216	14	AAA	5.53%	4.64%	3.27

Total	$10,899,424	$1,648,124	$20,463	$(11,341)	$1,657,246

December 31, 2012

			Gross Unrealized				Weighted Average
	Outstanding Face Amount	Amortized Cost Basis				# of Securities				Remaining Duration (years)
Asset Type			Gains	Losses	Carrying Value		Rating(1)	Coupon %	Yield %
CMBS	$781,271	$783,454	$23,763	$(444)	$806,773	93	AAA	5.38%	4.77%	1.43
CMBS interest-only	234,463	25,219	1,924	—	27,143	3	AAA	2.11%	2.70%	3.28
GNMA interest-only	2,039,528	121,825	2,974	(3,802)	120,997	31	AAA	1.34%	8.79%	2.99
FHLMC interest-only	222,515	9,518	481	—	9,999	2	AAA	0.89%	5.31%	2.56
GN construction securities	43,023	44,435	7,459	(6)	51,843	10	AAA	5.03%	3.57%	6.54
GN permanent securities	105,566	109,008	214	(415)	108,807	18	AAA	5.22%	3.63%	2.68

Total	$3,426,366	$1,093,459	$36,815	$(4,667)	$1,125,562

(1)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the highest rating is used. Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a "negative outlook" or "credit watch") at any time.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

4. REAL ESTATE SECURITIES (Continued)

        The following is a breakdown of the fair value of the Company's securities by remaining maturity based upon expected cash flows at December 31, 2013 and 2012 ($ in thousands):

December 31, 2013

Asset Type	Within 1 year	1 - 5 years	5 - 10 years	After 10 years	Total
CMBS	$175,042	$390,116	$599,778	$—	$1,164,936
CMBS interest-only	7,482	250,576	—	—	258,058
GNMA interest-only	371	94,001	5,505	—	99,877
FHLMC interest-only	—	8,152	—	—	8,152
GN construction securities	—	3,280	9,727	—	13,007
GN permanent securities	62,605	15,080	28,841	6,690	113,216

Total	$245,500	$761,205	$643,851	$6,690	$1,657,246

December 31, 2012

Asset Type	Within 1 year	1 - 5 years	5 - 10 years	After 10 years	Total
CMBS	$324,559	$473,049	$9,165	$—	$806,773
CMBS interest-only	—	27,143	—	—	27,143
GNMA interest-only	1,186	119,811	—	—	120,997
FHLMC interest-only	—	9,999	—	—	9,999
GN construction securities	—	5,775	46,068	—	51,843
GN permanent securities	15,489	92,239	1,079	—	108,807

Total	$341,234	$728,016	$56,312	$—	$1,125,562

        Unrealized losses of $2,469,845 on GNMA interest-only securities were assessed as other than temporary and are included in gain on securities in the consolidated statements of incomes. There were no unrealized losses on securities assessed as other than temporary impairments for the years ended December 31, 2012 and 2011.

5. REAL ESTATE, NET

        During the year ended December 31, 2013, the Company acquired the following properties:

  •
  One single-tenant retail property subject to long-term net lease obligations for a total of $4,990,742 ($593,502 land, $3,899,528 building, $497,712 intangibles). At the date of acquisition, the retail property was 100% leased and occupied. During the year ended December 31, 2013, the Company recorded $296,450 of rental income from the retail property.

  •
  One 13-story office building in Southfield, MI for $18,000,000 ($1,146,864 land, $7,706,897 building, $9,146,239 intangibles), through a consolidated, majority-owned joint venture. At the date of acquisition, the office building was 83.8% leased and occupied. During the year ended December 31, 2013, the Company recorded $4,010,568 of rental income from the office building.

  •
  A portfolio of 14 office buildings in Richmond, VA for $135,000,000 ($15,904,485 land, $99,374,779 building, $19,720,736 intangibles), through a consolidated, majority-owned joint

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

5. REAL ESTATE, NET (Continued)

    venture with an operating partner. At the date of acquisition the portfolio of office buildings was 97.6% leased and 96.6% occupied. During the year ended December 31, 2013, the Company recorded $7,692,533 of rental income from the portfolio of office properties.

  •
  A 26-story office building in Minneapolis, MN for $51,520,000 ($9,446,983 land, $27,810,805 building, $14,262,212 intangibles), through a consolidated, majority-owned joint venture with an operating partner. At the date of acquisition, the office building was 83.8% leased and 77.5% occupied. During the year ended December 31, 2013, the Company recorded $1,033,609 of rental income from the office building.

  •
  A 324-unit multifamily apartment building in Miami, FL for $80,000,000 ($10,486,872 land, $67,894,868 building, $1,618,260 intangibles). At the date of acquisition, the apartment building was 98.0% leased and occupied. During the year ended December 31, 2013, the Company recorded $751,704 of rental income from the apartment building.

        During the year ended December 31, 2013, the Company disposed of 94 residential condominium units which were sold for $36,929,752, resulting in a gain on sale of $13,565,164.

        During the year ended December 31, 2012, the Company acquired the following properties:

  •
  40 retail properties subject to long-term net lease obligations for a total of $309,651,275.

  •
  427-unsold residential condominium units in a 670 unit condominium project for $119,000,000, through a consolidated, majority-owned joint venture with an operating partner. Many of the unsold residential condominium units are subject to residential leases which are no longer than two years. The Company consolidates the condominium's homeowners' association given its control of that legal entity. The entity's balances, consisting largely of cash restricted to use for association expenditures and other reserves of $2,720,613, are included in other assets and other liabilities on the Company's consolidated balance sheet. During the year ended December 31, 2012, the Company recorded $200,064 of rental income from the condominium units subject to residential leases.

        During the year ended December 31, 2012, the Company disposed of 13 retail properties which were sold for $75,646,240, resulting in a gain on sale of $1,275,235.

        During the year ended December 31, 2011, the Company acquired one single-tenant retail property subject to a long-term net lease obligation for $3,870,000. There were no property sales in 2011.

        The following unaudited pro forma information has been prepared based upon our historical consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma consolidated financial information reflects the acquisition adjustments made to present financial results as though the acquisition of the properties has occurred on January 1, 2012. This unaudited pro forma information

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

5. REAL ESTATE, NET (Continued)

may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations.

	For the year ended December 31, 2013
	Company Historical	Acquisitions	Consolidated Pro Forma
Operating lease income	$37,394,416	19,558,626	$56,953,042
Net income	188,733,086	4,146,479	192,879,565
Net (income) loss attributable to noncontrolling interest	1,098,150	(523,486)	574,664
Net income attributable to preferred and common unit holders	189,831,236	3,622,993	193,454,229

	For the year ended December 31, 2012
	Company Historical	Acquisitions	Consolidated Pro Forma
Operating lease income	$8,331,338	34,387,525	$42,718,863
Net income	169,454,280	5,030,503	174,484,783
Net (income) loss attributable to noncontrolling interest	49,084	(1,160,377)	(1,111,293)
Net income attributable to preferred and common unit holders	169,503,364	3,870,126	173,373,490

        The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation and, (iii) exclude transaction costs associated with the properties acquired from 2013.

        From the date of acquisition through December 31, 2013, the Company recorded $13,784,865 of operating lease income and $6,751,062 of net income from the real estate acquisitions.

        The following table presents additional detail related to our real estate portfolio:

	As of December 31,
	2013	2012
Land	$91,609,368	$54,234,563
Building	474,301,322	296,432,261
In-place leases and other intangibles	83,909,105	33,415,296

Real estate	649,819,795	384,082,120
Less: Accumulated depreciation and amortization	(25,600,780)	(4,060,448)

Real estate, net	$624,219,015	$380,021,672

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

5. REAL ESTATE, NET (Continued)

        For the years ended December 31, 2013, 2012 and 2011, the Company recorded depreciation expense of $13,150,761, $3,093,311 and $714,755, respectively. The Company's intangible assets are comprised of in-place leases, favorable/unfavorable leases compared to market leases and other intangibles. At December 31 2013, gross intangible assets totaled $83,909,105 with total accumulated amortization of $9,675,249, resulting in net intangible assets of $74,233,856. At December 31, 2012, gross intangible assets totaled $33,415,296 with total accumulated amortization of $996,999, resulting in net intangible assets of $32,418,297. For the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense of $7,816,503, $690,086 and $226,103, respectively. As of December 31, 2013, the Company has recorded an offset against rental revenues of $853,917 for favorable/unfavorable leases. The Company's amortization associated with the above and below market leases for the year ended December 31, 2013 was a net decrease to revenue of $853,917. There was no amortization associated with above and below market leases during 2012 and 2011. The estimated net amortization associated with the Company's above and below market leases for the next five years are as follows: 2014, $748,265; 2015, $765,303; 2016, $724,387; 2017, $667,059; 2018, $505,116 and $1,649,025 thereafter for a total of $5,059,155.

        The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles, for property owned as of December 31, 2013:

Period ended December 31,	Amount
2014	$10,235,193
2015	10,078,888
2016	9,770,314
2017	6,691,760
2018	3,031,371
Thereafter	29,367,174

Total	$69,174,700

        The following is a schedule of contractual future minimum rent under leases at December 31, 2013:

Period ended December 31,	Amount
2014	$44,993,252
2015	40,309,555
2016	35,125,040
2017	31,993,239
2018	29,498,152
Thereafter	290,597,787

Total	$472,517,025

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        As of December 31, 2013, the Company had an aggregate investment of $9,262,762 in its equity method joint ventures with unaffiliated third parties. The Company formed the first of these ventures

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

to invest in first mortgage loans held for investment and acquired an equity interest in the second in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. As of December 31, 2013, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (the "Partnership") and acted as general partner and Manager to the Partnership, and owned a 25% membership interest in Grace Lake JV, LLC (the "LLC").

        The Company accounts for its interest in the Partnership using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights. The Company accounts for its interest in the LLC using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Total assets	$190,415,719	$234,316,162

Total liabilities	112,808,701	107,534,277

Partners'/members' capital	$77,607,018	$126,781,885

        The following is a summary of the Company's investments in unconsolidated joint ventures, which we have elected to value using the equity method, as of December 31, 2013 and 2012:

	As of December 31,
Entity	2013	2012
Ladder Capital Realty Income Partnership I LP	$7,119,864	$12,674,652
Grace Lake JV, LLC	2,142,898	—

Company's investment in unconsolidated joint ventures	$9,262,762	$12,674,652

        The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013	2012	2011
Total revenues	$36,135,088	$17,373,332	$5,100,466
Total expenses	$10,553,956	5,800,282	1,634,347

Net income	$25,581,132	$11,573,050	$3,466,119

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        The following is a summary of the Company's allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
Entity	2013	2012	2011
Ladder Capital Realty Income Partnership I LP	$2,568,358	$1,256,109	$346,612
Grace Lake JV, LLC	635,000	—	—

Earnings from investment in unconsolidated joint ventures	$3,203,358	$1,256,109	$346,612

Ladder Capital Realty Income Partnership I LP

        On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in the Partnership. Simultaneously with the execution of the Partnership agreement, the Company was engaged as the Manager of the Partnership and is entitled to a fee based upon the average net equity invested in the Partnership, which is subject to a fee reduction in the event average net equity invested in the Partnership exceeds $100,000,000. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $785,925, $744,182 and $356,329, respectively, in management fees, which is reflected in fee income in the consolidated statements of income.

        During the year ended December 31, 2013, the Company sold one loan to the Partnership for aggregate proceeds of $17,200,000, which exceeded its carrying value by $139,901, and is included in sale of loans, net on the consolidated statements of operations. During the year ended December 31, 2012, the Company sold five loans to the Partnership for aggregate proceeds of $152,500,000, which exceeded its carrying value by $1,800,000 and is included in sale of loans, net on the consolidated statements of operations. During the year ended December 31, 2011, the Company sold five loans to the Partnership for aggregate proceeds of $140,900,000, which exceeded its carrying value by $1,000,000 and is included in sale of loans, net on the consolidated statements of operations. The Company has deferred 10% of the gain on sale of loans to the Partnership, representing its 10% limited partnership interest, until such loans are subsequently sold by the Partnership.

        The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition. During December 31, 2013 and 2012, the return thresholds were met on certain assets that have been fully realized. During the year ended December 31, 2013 and 2012 the Company recorded $1,144,944 and $102,341 of additional distributions, respectively. There were no additional distributions received during 2011.

Grace Lake JV, LLC

        In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced by the Company and the Company converted its interest into a 25% limited liability company membership interest in the LLC, which holds an investment in an office building complex. After taking into account

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

the preferred return of 8.25% and the return of all equity remaining in the property to the Company's operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company does not participate in losses from its investment.

7. FINANCING

Committed Loan and Securities Repurchase Facilities

        The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities throughout the fiscal year. The Company has entered into four committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,300,000,000 of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties. The Company's repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it is in compliance with all covenants as of December 31, 2013 and December 31, 2012.

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

        The Company has also entered into a term master repurchase agreement with a major U.S. banking institution to finance CMBS totaling $600,000,000. On October 18, 2013, the Company amended its term master repurchase agreement. The material changes from the prior agreement include (a) extending the termination date of the facility an additional fifteen months from January 25, 2014 to April 30, 2015, (b) reducing the maximum aggregate facility amount from $600,000,000 to $300,000,000 effective as of January 25, 2014, (c) releasing of certain guarantors under the facility and (d) changing the pricing spread for all transactions under the facility occurring after October 18, 2013 to be the greater of (i) a percentage of the credit spread over the relevant benchmark rate and (ii) a fixed amount.

Uncommitted Securities Repurchase Facilities

        The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 60% and 95% of the collateral.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

7. FINANCING (Continued)

December 31, 2013

Committed Amount	Outstanding Amount	Committed but Unfunded	Interest Rate(s) at December 31, 2013	Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
$300,000,000	$22,749,015	$277,250,985	Between 2.42% and 2.67%	5/18/2015	Two additional twelve month periods at Company's option	First mortgage commercial real estate loans	$46,084,620	$46,483,618
$250,000,000	$28,407,500	$221,592,500	Between 2.42% and 3.04%	4/10/2014	Two additional 364 day periods at Company's option	First mortgage commercial real estate loans	$41,428,429	$41,518,063
$450,000,000	$60,423,328	$389,576,672	Between 2.41% and 3.18%	5/26/2015	Two additional twelve month periods at Company's option	First mortgage commercial real estate loans	$132,160,677	$132,673,364
$300,000,000	$47,732,500	$252,267,500	Between 2.66% and 2.67%	1/24/2014	N/A	First mortgage commercial real estate loans	$65,350,000	$65,813,055

$1,300,000,000	$159,312,343	$1,140,687,657					$285,023,726	$286,488,100

$600,000,000	$88,921,450	$511,078,550	Between 1.26% and 1.27%	4/30/2015	N/A	Investment grade commercial real estate securities	$110,400,378	$110,400,378
$—	$361,601,000	$—	Between 0.42% and 1.67%	1/17/2014	N/A	Investment grade commercial real estate securities	$440,721,692	$440,721,692

$1,900,000,000	$609,834,793	$1,651,766,207					$836,145,796	$837,610,170

December 31, 2012

Committed Amount	Outstanding Amount	Committed but Unfunded	Interest Rate(s) at Dec. 31, 2012	Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
$300,000,000	$40,806,925	$259,193,075	Between 2.459% and 2.958%	9/26/2013	N/A	First mortgage commercial real estate loans & investment grade commercial mortgage backed securities	$54,603,105	$61,155,699
$50,000,000	$28,995,000	$21,005,000	2.708%	1/29/2013	N/A	First mortgage commercial real estate loans	$37,800,000	$42,518,901
$450,000,000	$133,165,026	$316,834,974	Between 2.458% and 3.208%	5/24/2015	Two additional twelve month periods at Company's option	First mortgage commercial real estate loans	$225,934,255	$237,654,929
$300,000,000	$23,400,000	$276,600,000	2.710%	1/24/2014	N/A	First mortgage commercial real estate loans	$36,000,000	$41,080,320

$1,100,000,000	$226,366,951	$873,633,049					$354,337,359	$382,409,849

$600,000,000	$278,020,851	$321,979,149	1.408%	1/25/2014	N/A	Investment grade commercial real estate securities	$324,912,372	$324,912,372
$—	$289,528,900	$—	Between 0.700% and 1.711%	1/7/2013 - 1/23/2013	N/A	Investment grade commercial real estate securities	$349,585,161	$349,585,161

$1,700,000,000	$793,916,702	$1,195,612,198					$1,028,834,892	$1,056,907,382

Borrowings under Credit Agreement

        On January 24, 2013, the Company entered into a $50,000,000 credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities. The credit agreement terminates on January 24, 2015, with an additional one year extension available. As of December 31, 2013, there were no borrowings outstanding under the Company's credit agreement. The

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

7. FINANCING (Continued)

Company's credit agreement includes covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it is in compliance with all covenants as of December 31, 2013 and December 31, 2012.

Long-Term Financing

        During the year ended December 31, 2013, the Company executed 16 term debt agreements to finance properties in its real estate portfolio. During the year ended December 31, 2012, the Company executed ten term debt agreements to finance such real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022 and 2023 and totaling $291,053,406 at December 31, 2013 and $106,675,298 at December 31, 2012. These long-term nonrecourse mortgages include net unamortized premiums of $3,807,479 and $2,919,654 at December 31, 2013 and December 31, 2012, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $533,818 and $32,205 of premium amortization, which decreased interest expense, for the years ended December 31, 2013 and 2012, respectively. The loans are collateralized by real estate of $401,262,302 and $160,276,052 as of December 31, 2013 and 2012, respectively.

Borrowings from the FHLB

        On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. As of December 31, 2013, Tuebor had $989,000,000 of borrowings outstanding (with an additional $416,000,000 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral. Collateral for the borrowings was comprised of $1,013,640,649 of CMBS and U.S. Agency Securities and $276,722,665 of first mortgage commercial real estate loans. As of December 31, 2012, Tuebor had $262,000,000 of borrowings outstanding (with an additional $738,000,000 of committed term financing available from the FHLB), with terms of 6 months to 5 years, interest rates of 0.39% to 0.93%, and advance rates of 87% to 95% of the collateral. Collateral for the borrowings was comprised of $333,580,527 of CMBS and U.S. Agency Securities. Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought.

Senior Unsecured Notes

        On September 14, 2012, the Company issued $325,000,000 in principal amount of 7.375% Senior Notes due October 1, 2017 (the "Notes") at par. The Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The Notes are unsecured and are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

        The Company issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis. Ladder Capital Finance Corporation is a 100% owned finance subsidiary of Ladder Capital Finance Holdings LLLP with no assets or operations. None of Ladder Capital Finance Holdings LLLP's other subsidiaries currently guarantee the Notes.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

7. FINANCING (Continued)

Nonrecourse Long-Term Financing (TALF)

        Commencing in July 2009, the Company participated in the Term Asset-Backed Securities Loan Facility program ("TALF"). Under the TALF program, the Federal Reserve Bank of New York ("FRBNY") lent on a nonrecourse basis an amount equal to the market value of the asset backed securities ("ABS") collateralizing the borrowing, less a haircut. Substitution of collateral during the terms of the loans was not allowed. TALF loans were not subject to mark-to-market or remargining requirements. Any remittance of principal or interest on eligible collateral had to be used immediately to pay interest due on, or reduce the principal amount of, the TALF loan. Collateral haircuts were established by the FRBNY for each class of eligible collateral, based on the price volatility of each class of eligible collateral. The FRBNY assessed a nonrecourse loan fee (0.2% of financed amount) at the inception of each loan transaction. The Company borrowed a total of $1,137,958,984 under the program, at fixed interest rates ranging from 2.72% to 3.87%, with initial maturity dates ranging from July 2012 to March 2015. On March 31, 2010, FRBNY ceased making new loans under the TALF program. In 2011, the Company repaid the remaining borrowings under the TALF program in full and had no liability as of December 31, 2011.

        The following schedule reflects the Company's contractual payments under borrowings by maturity:

Period ending December 31,	Borrowings by Maturity
2014	$897,333,500
2015	313,093,793
2016	158,407,500
2017	495,000,000
2018	351,053,406

Thereafter	$2,214,888,199

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

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Summary Table

        The carrying values and estimated fair values of the Company's financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2013 and 2012 are as follows ($ in thousands):

December 31, 2013

					Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/ Duration (years)
Assets:
CMBS(1)	$1,775,344	$1,156,230	$1,164,936	Broker quotations, pricing services	4.08%	4.88
CMBS interest-only(1)	5,729,166	259,061	258,058	Broker quotations, pricing services	4.19%	7.82
GNMA interest-only(1)	3,038,106	103,136	99,877	Broker quotations, pricing services	5.32%	2.12
FHLMC interest-only(1)	224,400	7,904	8,152	Broker quotations, pricing services	5.21%	3.04
GN construction securities(1)	13,818	13,261	13,007	Broker quotations, pricing services	3.49%	6.57
GN permanent securities(1)	118,590	110,724	113,216	Broker quotations, pricing services	4.64%	3.27
Mortgage loan receivable held for investment, at amortized cost	549,574	539,078	541,578	Discounted Cash Flow(3)	9.76%	2.14
Mortgage loan receivable held for sale	440,775	440,490	455,804	Discounted Cash Flow(4)	5.47%	9.62
FHLB stock(5)	49,450	49,450	49,450	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	808,700	N/A	8,244	Counterparty quotations	N/A	0.50
Liabilities:
Repurchase agreements—short-term	409,334	409,334	409,334	Discounted Cash Flow(2)	1.46%	0.04
Repurchase agreements—long-term	200,501	200,501	200,501	Discounted Cash Flow(2)	2.13%	1.49
Long-term financing	287,246	291,053	278,129	Discounted Cash Flow(2)	4.84%	8.70
Borrowings from the FHLB	989,000	989,000	987,896	Broker quotations,	0.57%	1.60
Senior unsecured notes	325,000	325,000	341,250	pricing services	7.38%	3.75
Nonhedge derivatives(1)(6)	154,500	N/A	7,031	Counterparty quotations	N/A	4.55

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

(4)
Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(5)
The fair value of the FHLB stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB's discretion, at par.

(6)
The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

December 31, 2012

					Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/ Duration (years)
Assets:
CMBS(1)	$781,271	$783,454	$806,773	Broker quotations, pricing services	4.77%	1.43
CMBS interest-only(1)	234,463	25,219	27,143	Broker quotations, pricing services	2.70%	3.28
GNMA interest-only(1)	2,039,528	121,825	120,997	Broker quotations, pricing services	8.79%	2.99
FHLMC interest-only(1)	222,515	9,518	9,999	Broker quotations, pricing services	5.31%	2.56
GN construction securities(1)	43,023	44,390	51,843	Broker quotations, pricing services	3.57%	6.54
GN permanent securities(1)	105,566	109,008	108,807	Broker quotations, pricing services	3.63%	2.68
Mortgage loan receivable held for investment, at amortized cost	331,720	326,319	331,720	Discounted Cash Flow(3)	11.28%	2.27
Mortgage loan receivable held for sale	623,644	623,333	674,414	Discounted Cash Flow(4)	4.81%	8.84
FHLB stock(5)	13,100	13,100	13,100	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	600,750	N/A	5,695	Counterparty quotations	N/A	4.70
Liabilities:
Repurchase agreements—short-term	359,331	359,331	359,331	Discounted Cash Flow(2)	1.47%	0.13
Repurchase agreements—long-term	434,586	434,586	434,586	Discounted Cash Flow(2)	1.87%	1.47
Long-term financing	106,675	106,675	106,517	Discounted Cash Flow(2)	5.35%	9.32
Borrowings from the FHLB	262,000	262,000	262,787	Discounted Cash Flow(2)	0.61%	3.06
Senior unsecured notes	325,000	325,000	333,938	Broker quotations, pricing services	7.38%	4.75
Nonhedge derivatives(1)(6)	303,600	N/A	18,515	Counterparty quotations	N/A	3.56

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

(4)
Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(5)
The fair value of the FHLB stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB's discretion, at par.

(6)
The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Valuation Hierarchy

        In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP (FASB—Accounting Standards Codification Topic 820), the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical instruments.

        Level 2—Valuations based principally on other observable market parameters, including:

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

        Level 3—Valuations based significantly on unobservable inputs.

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

        It is the Company's policy to determine when transfers between levels of the fair value hierarchy are deemed to have occurred at the end of the reporting period.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the Company's financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2013 and December 31, 2012 ($ in thousands):

December 31, 2013

		Fair Value
	Outstanding Face Amount
		Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,775,344	$—	$1,164,936	$—	$1,164,936
CMBS interest-only(1)	5,729,166	—	258,058	—	258,058
GNMA interest-only(1)	3,038,106	—	99,877	—	99,877
FHLMC interest-only(1)	224,400	—	8,152	—	8,152
GN construction securities(1)	13,818	—	13,007	—	13,007
GN permanent securities(1)	118,590	—	113,216	—	113,216
Mortgage loan receivable held for investment	549,574	—	—	541,578	541,578
Mortgage loan receivable held for sale	440,775	—	—	455,804	455,804
FHLB stock	49,450	—	—	49,450	49,450
Nonhedge derivatives(1)	808,700	—	8,244	—	8,244
Liabilities:
Repurchase agreements—short-term	409,334	—	409,334	—	409,334
Long-term financing	287,246	—	—	278,129	278,129
Borrowings from the FHLB	989,000	—	—	987,896	987,896
Senior unsecured notes	325,000	—	341,250	—	341,250
Nonhedge derivatives(1)	154,500	—	7,031	—	7,031

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

December 31, 2012

		Fair Value
	Outstanding Face Amount
		Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$781,271	$—	$806,773	$—	$806,773
CMBS interest-only(1)	234,463	—	27,143	—	27,143
GNMA interest-only(1)	2,039,528	—	120,997	—	120,997
FHLMC interest-only(1)	222,515	—	9,999	—	9,999
GN construction securities(1)	43,023	—	51,843	—	51,843
GN permanent securities(1)	105,566	—	108,807	—	108,807
Mortgage loan receivable held for investment	331,720	—	—	331,720	331,720
Mortgage loan receivable held for sale	623,644	—	—	674,414	674,414
FHLB stock	13,100	—	—	13,100	13,100
Nonhedge derivatives(1)	600,750	—	5,695	—	5,695
Liabilities:
Repurchase agreements—short-term	359,331	—	359,331	—	359,331
Repurchase agreements—long-term	434,586	—	434,586	—	434,586
Long-term financing	106,675	—	—	106,517	106,517
Borrowings from the FHLB	262,000	—	—	262,787	262,787
Senior unsecured notes	325,000	—	333,938	—	333,938
Nonhedge derivatives(1)	303,600	—	18,515	—	18,515

(1)
Measured at fair value on a recurring basis. The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

9. DERIVATIVE INSTRUMENTS

        The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2013 and December 31, 2012:

December 31, 2013

		Fair Value
Contract Type	Notional	Positive(1)	Negative(1)	Net
Caps
1MO LIB	$71,250,000	$—	$—	$—
Futures
5-years U.S. T-Note	$45,000,000	$402,719	$—	$402,719
10-year U.S. T-Note	753,700,000	7,589,466	—	7,589,466

Total futures	798,700,000	7,992,185	—	7,992,185
Swaps
3MO LIB	121,000,000	—	6,420,495	(6,420,495)
Credit Derivatives
CMBX	10,000,000	252,170	—	252,170
CDX	33,500,000	—	610,538	(610,538)

Total credit derivatives	43,500,000	252,170	610,538	(358,368)

Total derivatives	$1,034,450,000	$8,244,355	$7,031,033	$1,213,322

December 31, 2012

		Fair Value
Contract Type	Notional	Positive(1)	Negative(1)	Net
Caps
1MO LIB	$128,750,000	$21	$—	$21
Futures
5-years U.S. T-Note	111,100,000	254,906	1,563	253,343
10-year U.S. T-Note	319,500,000	3,650,938	243,609	3,407,329

Total futures	430,600,000	3,905,844	245,172	3,660,672
Swaps
3MO LIB	174,500,000	—	17,788,614	(17,788,614)
Credit Derivatives
CMBX	67,000,000	1,779,458	—	1,779,458
TRX	68,500,000	—	481,377	(481,377)
S&P 500 Put Options	4,000,000	3,770	—	3,770
Call Option CBOE SPX Vol Index	31,000,000	5,426	—	5,426

Total credit derivatives	170,500,000	1,788,654	481,377	1,307,277

Total derivatives	$904,350,000	$5,694,519	$18,515,163	$(12,820,644)

(1)
Included in derivative instruments, at fair value, in the accompanying consolidated balance sheets.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

9. DERIVATIVE INSTRUMENTS (Continued)

        The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
Contract Type	2013	2012	2011
Caps	$(21)	$(1,798)	$(97,375)
Futures	24,418,506	(16,987,085)	(50,943,683)
Swaps	6,454,015	(13,616,493)	(30,333,068)
Credit Derivatives	(2,797,268)	(5,045,613)	—

Total	$28,075,232	$(35,650,989)	$(81,374,126)

        The Company's counterparties held $21,959,114 and $32,207,997 of cash margin as collateral for derivatives as of and December 31, 2013 and 2012, respectively, which is included in cash collateral held by brokers in the consolidated balance sheets.

Credit Risk-Related Contingent Features

        The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of December 31, 2013 and 2012, the Company was in compliance with these requirements and not in default on its indebtedness. As of December 31, 2013 and 2012, there was $21,959,114 and $32,207,997 of cash collateral held by the derivative counterparties for these derivatives, respectively. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

        The following table presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2013. The Company's accounting policy is to record derivative asset and liability positions on a gross basis, therefore the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

9. DERIVATIVE INSTRUMENTS (Continued)

As of December 31, 2013
Offsetting of Financial Assets and Derivative Assets

				Gross amounts not offset in the balance sheet
			Net amounts of assets presented in the balance sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet		Financial instruments	Cash collateral received/(posted)(1)	Net amount
Derivatives	$8,244,355	$—	$8,244,355	$—	$(9,302,299)	$(1,057,944)

Total	$8,244,355	$—	$8,244,355	$—	$(9,302,299)	$(1,057,944)

As of December 31, 2013
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross amounts not offset in the balance sheet
			Net amounts of liabilities presented in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet		Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount
Derivatives	$7,031,033	$—	$7,031,033	$—	$12,656,815	$(5,625,782)
Repurchase agreements	609,834,793	—	609,834,793	836,145,796	—	(226,311,003)

Total	$616,865,826	$—	$616,865,826	$836,145,796	$12,656,815	$(231,936,785)

(1)
Included in cash collateral held by broker on consolidated balance sheets.

As of December 31, 2012
Offsetting of Financial Assets and Derivative Assets

				Gross amounts not offset in the balance sheet
			Net amounts of assets presented in the balance sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet		Financial instruments collateral	Cash collateral received/(posted)(1)	Net amount
Derivatives	$5,694,519	$—	$5,694,519	$—	$(4,841,197)	$853,322

Total	$5,694,519	$—	$5,694,519	$—	$(4,841,197)	$853,322

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

9. DERIVATIVE INSTRUMENTS (Continued)

As of December 31, 2012
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross amounts not offset in the balance sheet
			Net amounts of assets presented in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet		Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount
Derivatives	$18,515,163	$—	$18,515,163	$—	$27,366,800	$(8,851,637)
Repurchase agreements	793,916,703	—	793,916,703	1,028,834,892	—	(234,918,189)

Total	$812,431,866	$—	$812,431,866	$1,028,834,892	$27,366,800	$(243,769,826)

(1)
Included in cash collateral held by broker on consolidated balance sheets.

        Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2013 and 2012 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements.

10. PARTNERS' CAPITAL

        Pursuant to the Limited Liability Limited Partnership Agreement ("LLLP Agreement"), the Company's general partner has delegated all management powers to the Company's Board of Directors, who, pursuant to the same LLLP Agreement, are appointed by certain significant investors and the Chief Executive Officer ("CEO") of the Company.

Cash Distributions to Partners

        Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company's Board of Directors. All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the LLLP Agreement.

        First, to the holders of Series A and Series B participating preferred units pro rata based on the capital account of each such holder's interests, until the Series A and Series B participating preferred unit holders have each received an amount equivalent to their respective capital accounts; then

        Second, 20% to the common unit holders, and 80% to the holders of Series A participating preferred units, until the Series A participating preferred unit holders have each received an amount equivalent to $124 per unit; and

        Thereafter, 20% to common unit holders, and 80% to the holders of Series A and Series B participating preferred units, pro rata based on the units held by each holder.

        Notwithstanding the foregoing, subject to available liquidity as determined by Company's Board of Directors, the Company intends to make quarterly tax distributions equal to a partner's "Quarterly Estimated Tax Amount," which shall be computed (as more fully described in the Company's LLLP

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

10. PARTNERS' CAPITAL (Continued)

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

Allocation of Income and Loss

        Income and losses are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the LLLP Agreement upon liquidation of the Company's assets.

Changes in Accumulated Other Comprehensive Income

Unrealized gain (loss) on real estate securities, available for sale
December 31, 2010	$35,883,739

Other comprehensive income before reclassifications	6,691,658
Amounts reclassified from acumulated other comprehensive income(1)	(20,081,114)

Net current-period other comprehensive income	(13,389,456)

December 31, 2011	$22,494,283

Other comprehensive income before reclassifications	29,014,769
Amounts reclassified from acumulated other comprehensive income(1)	(19,013,960)

Net current-period other comprehensive income	10,000,809

December 31, 2012	$32,495,092

Other comprehensive income before reclassifications	(16,130,332)
Amounts reclassified from acumulated other comprehensive income(1)	(4,230,953)

Net current-period other comprehensive income	(20,361,285)

December 31, 2013	$12,133,807

(1)
Amount of change reflects change in unrealized (gains)/losses related to investments in real estate securities, net of reclassification adjustments and is included in gain on securities on the consolidated statements of income.

11. RELATED PARTY TRANSACTIONS

        The Company entered into a loan referral agreement with Meridian Capital Group LLC ("Meridian"), which is an affiliate of a member of the Company's Board of Directors and an investor in the Company. The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company's net profit on a referred loan, as defined in the agreement, payable annually in arrears. While the arrangement gives rise to a potential conflict of interest, full disclosure is given and the borrower waives the conflict in writing. This agreement is cancelable by the

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

11. RELATED PARTY TRANSACTIONS (Continued)

Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement. The Company incurred fees of $425,000 during the year ended December 31, 2013 for loans originated in accordance with this agreement, of which $425,000 was accrued for and payable as of December 31, 2013. The Company incurred fees of $1,683,594 during the year ended December 31, 2012 for loans originated in accordance with this agreement, of which $1,683,594 was accrued for and payable as of December 31, 2012. The Company incurred fees of $219,597 during the year ended December 31, 2011 for loans originated in accordance with this agreement, of which $219,597 was accrued for and payable as of December 31, 2011. These fees are reflected in fee expense in the accompanying consolidated statements of income.

12. STOCK BASED COMPENSATION PLANS

        The 2008 Incentive Equity Plan of the Company, as amended in 2012, was adopted by the Board of Directors of LCFH on September 22, 2008 (the "2008 Plan"), and provides certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives.

        On April 20, 2010, 910,491 Class A-2 Common Units were granted to a member of management. The grants issued are subject to a forty-two (42) month vesting period, commencing on April 20, 2010. On June 4, 2012, 1,127,543 Class A-2 Common Units and 31,451.61 Series B Participating Preferred Units were granted to a new member of the management team. The grants issued are subject to a thirty-six (36) month vesting period, commencing on January 1, 2012 and vest monthly. In addition, the new member purchased 24,193.55 Series B Participating Preferred Units as well as received an option to purchase an additional 24,193.55 Series B Participating Preferred Units within one year of grant date at a price of $124 per unit. The fair value of the units at grant date were $130.0 per unit, and the difference between the option purchase price and the fair value at grant date is recognized as deferred compensation expense over the vesting period. The option in respect of 14,516.13 Series B Participating Preferred Units was exercised on May 29, 2013 at an exercise price of $124.0 per unit. The remaining options held were terminated on May 29, 2013. On May 20, 2013, 6,570 Series B Participating Preferred Units were granted to a new employee. The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly. On June 3, 2013, 2,531 Series B Participating Preferred Units were granted to a new employee. The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly. In accordance with a provision under the grant agreements, certain Series B Participating Preferred unitholders have elected to return a portion of their Series B Participating Preferred Units at each vesting, to reimburse the Company for payroll taxes paid on behalf of the unitholders.

        The Company has estimated the fair value of such units granted based, in part, on the price to book value ratios of comparable companies, which is approved by the Board of Directors. Other key inputs are based on management's prior experience, current market conditions and projected conditions of the commercial real estate industry. All units issued under the 2008 Plan are amortized over the units' vesting periods and charged against income. The Company recognized equity-based compensation expense of $2,881,447, $2,407,773 and $150,696 for the years ended December 31, 2013, 2012 and 2011, respectively.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

12. STOCK BASED COMPENSATION PLANS (Continued)

        A summary of the grants is presented below:

	For the year ended December 31,
	2013		2012		2011
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Grants—Class A Common Units	—	$—	1,127,543	$1,360,106	—	$—
Grants—Series A Participating Preferred Units	—	—	—	—	—	—
Grants—Series B Participating Preferred Units	7,613	1,157,176	31,452	4,088,710	—	—
Amortization to compensation expense
Class A-2 Common Units		(453,369)		(515,300)		(150,696)
Series A Participating Preferred Units		—		—		—
Series B Participating Preferred Units		(2,036,143)		(1,747,312)		—
Option to purchase Series B Participating Preferred Units		(391,935)		(145,161)		—

Total amortization to compensation expense		$(2,881,447)		$(2,407,773)		$(150,696)

        The table below presents the status at December 31, 2013 of the Class A-2 Common Units, Series A Participating Preferred Units and Series B Participating Preferred Units granted under the 2008 Plan, the option to purchase Series B Participating Preferred Units and changes during 2013.

	Class A Common Units	Series A Participating Preferred Units	Series B Participating Preferred Units	Option to Purchase Series B Participating Preferred Units
Outstanding at January 1, 2013	22,550,855	6,115,500	2,131,265	24,194
Granted	—	—	9,101	—
Purchased	—	—	14,516	—
Returned	—	—	(1,488)	—
Exercised	—	—	—	(14,516)
Terminated	—	—	—	(9,677)

Outstanding at December 31, 2013	22,550,855	6,115,500	2,153,394	—

        At December 31, 2013, there was an estimated $1,925,782 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 25 months, with a weighted-average period of 17.0 months.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

12. STOCK BASED COMPENSATION PLANS (Continued)

Deferred Compensation Plan

        The Company entered into a Phantom Equity Investment Plan, effective June 30, 2011 (the "Plan"). The Plan is an annual deferred compensation plan pursuant to which mandatory contributions are made to the Plan, depending upon the participant's specific level of compensation, and to which participants may make elective contributions. Generally, if a participant's total compensation is in excess of a certain threshold, a portion of a participant's performance-based annual bonus is required to be deferred into the Plan. Otherwise, amounts may be deferred into the Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the Plan. Contributions are made concurrently with the timing of payment of the annual incentive bonus.

        In February 2012, Company employees contributed $2,156,283 to the Plan. In December 2012, the employees contributed $4,275,371 to the Phantom Plan. There have been no contributions to the Plan for the year ended December 31, 2013. Under the Plan, there are both elective and mandatory contributions to the Plan based upon a minimum level of total compensation. Mandatory contributions are subject to one-third vesting over a three year period following the applicable Plan year in which the related compensation was earned. Elective contributions are immediately vested upon contribution. Compensation expense is liability-based and 100% expensed upon contribution. The employees receive phantom units of Series B Participating Preferred Units at the fair market value of the units. As of December 31, 2013 there have been $6,431,654 total contributions to the Plan resulting in 42,375 phantom units outstanding, of which 13,049 are unvested.

13. COMMITMENTS

Leases

        The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015. There is an option to renew the lease for an additional five years at an increased monthly rental. The office space has subsequently been subleased to a third party. Income received on the subleased office space is recorded as an offset to operating expenses on the consolidated statements of income. In 2011, the Company entered into a new lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into one new lease for secondary office space. The lease commenced on May 15, 2012 and expires on May 14, 2015 with no extension option.

        The following is a schedule of future minimum rental payments required under the above operating leases:

Year ended December 31,	Amount
2014	$1,781,716
2015	1,381,992
2016	1,125,069
2017	1,180,400
2018	1,180,400
Thereafter	3,639,567

Total	$10,289,144

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS (Continued)

GN Construction Loan Securities

        The Company committed to purchase GN construction loan securities over a period of twelve to fifteen months. As of December 31, 2013, the Company's commitment to purchase these securities at fixed prices ranging from $102.0 to $107.3 was $150,271,380, of which $112,780,499 was funded, with $37,490,881 remaining to be funded. As of December 31, 2012, the Company's commitment to purchase these securities at fixed prices ranging from $101.1 to $107.3 was $178,738,909, of which $42,030,253 was funded, with $136,708,656 remaining to be funded. The fair value of those commitments at December 31, 2013 and December 31, 2012 was ($176,736) and $3,448,503, respectively, which was determined by pricing services as adjusted for estimated liquidity discounts and are included in GN construction securities on the consolidated balance sheets.

Off-Balance Sheet Arrangements

        As of December 31, 2013, the Company's off-balance sheet arrangements consisted of $71,514,519 of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65,314,519 to provide additional first mortgage loan financing and $6,200,000 to provide additional mezzanine loan financing. As of December 31, 2012, the Company's off-balance sheet arrangements consisted of $13,349,000 of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $7,149,000 to provide additional first mortgage loan financing and $6,200,000 to provide additional mezzanine loan financing. Such commitments are subject to our borrowers' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets and are not reflected on our Consolidated Balance Sheets.

14. SEGMENT REPORTING

        The Company has determined that it has three reportable segments based on how management reviews and manages its business. These reportable segments include Loans, Securities, and Real Estate. The Loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The Securities segment is composed of all of the Company's activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities. The Real Estate segment includes selected net lease and other real estate assets. Corporate/Other includes our investments in joint ventures, other asset management activities and operating expenses.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

14. SEGMENT REPORTING (Continued)

        The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total
Year ended December 31, 2013
Interest income	$63,894	$57,636	$—	$48	$121,578
Interest expense	(4,592)	(3,289)	(7,673)	(33,190)	(48,744)

Net interest income (expense)	59,302	54,347	(7,673)	(33,142)	72,834
Provision for loan losses	(600)	—	—	—	(600)

Net interest income (expense) after provision for loan losses	58,702	54,347	(7,673)	(33,142)	72,234
Operating lease income	—	—	37,394	—	37,394
Tenant recoveries			3,271		3,271
Sales of investments, net	146,708	4,231	13,565	—	164,504
Fee income	2,963	195	312	4,451	7,921
Net result from derivative transactions	15,836	12,239	—	—	28,075
Earnings from investment in unconsolidated joint ventures	—	—	—	3,203	3,203
Unrealized gain (loss) from Agency IO securities, net	—	(2,665)	—	—	(2,665)

Total other income	165,507	14,000	54,542	7,654	241,703
Salaries and employee benefits	(26,250)	—	—	(34,788)	(61,038)
Operating expenses	201	—	(7)	(15,132)	(14,938)
Real estate operating expenses	—	—	(17,404)	—	(17,404)
Fee expense	(1,980)	(375)	(3,679)	(546)	(6,580)
Depreciation and amortization	—	—	(20,967)	(547)	(21,514)

Total costs and expenses	(28,029)	(375)	(42,057)	(51,013)	(121,474)
Tax expense	—	—	—	(3,730)	(3,730)

Segment profit (loss)	$196,180	$67,972	$4,812	$(80,231)	$188,733
Total assets	$979,568	$1,657,245	$624,219	$228,030	$3,489,062
Year ended December 31, 2012
Interest income	$56,835	$80,613	$—	$(1,250)	$136,198
Interest expense	(9,212)	(15,807)	(3,595)	(7,826)	(36,440)

Net interest income (expense)	47,623	64,806	(3,595)	(9,076)	99,758
Provision for loan losses	(449)	—	—	—	(449)

Net interest income (expense) after provision for loan losses	47,174	64,806	(3,595)	(9,076)	99,309
Operating lease income	—	—	8,331	—	8,331
Sales of investments, net	149,877	19,014	1,275	1,784	171,950
Fee income	6,886	251	823	828	8,788
Net result from derivative transactions	(25,236)	(10,415)	—	—	(35,651)
Earnings from investment in unconsolidated joint ventures	—	—	—	1,256	1,256
Unrealized gain (loss) from Agency IO securities, net	—	(5,681)	—	—	(5,681)

Total other income	131,527	3,169	10,429	3,868	148,993
Salaries and employee benefits	(21,500)	—	—	(29,590)	(51,090)
Operating expenses	—	—	(672)	(8,899)	(9,571)
Fee expense	(5,635)	(107)	(5,253)	(967)	(11,962)

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

14. SEGMENT REPORTING (Continued)

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total
Depreciation and amortization	—	—	(3,093)	(548)	(3,641)

Total costs and expenses	(27,135)	(107)	(9,018)	(40,004)	(76,264)
Tax expense	—	—	—	(2,584)	(2,584)

Segment profit (loss)	$151,566	$67,868	$(2,184)	$(47,796)	$169,454
Total assets	$949,651	$1,125,562	$380,022	$173,795	$2,629,030
Year ended December 31, 2011
Interest income	$34,926	$97,828	$—	$543	$133,297
Interest expense	(10,374)	(24,281)	(1,176)	(5)	(35,836)

Net interest income (expense)	24,552	73,547	(1,176)	538	97,461
Provision for loan losses	—	—	—	—	—

Net interest income (expense) after provision for loan losses	24,552	73,547	(1,176)	538	97,461
Operating lease income	—	—	2,290	—	2,290
Sales of investments, net	66,301	20,081	—	(30)	86,352
Fee income	2,742	—	1	401	3,144
Net result from derivative transactions	(50,802)	(30,572)	—	—	(81,374)
Earnings from investment in unconsolidated joint ventures	—	—	—	347	347
Unrealized gain (loss) from Agency IO securities, net	—	1,591	—	—	1,591

Total other income	18,241	(8,900)	2,291	718	12,350
Salaries and employee benefits	(5,470)	—	—	(20,979)	(26,449)
Operating expenses	—	—	(69)	(7,790)	(7,859)
Fee expense	(1,193)	—	(25)	—	(1,218)
Depreciation and amortization	—	—	(704)	(340)	(1,044)

Total costs and expenses	(6,663)	—	(798)	(29,109)	(36,570)
Tax expense	—	—	—	(1,510)	(1,510)

Segment profit (loss)	$36,130	$64,647	$317	$(29,363)	$71,731
Total assets	$514,038	$1,945,070	$28,835	$166,446	$2,654,389

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company's investment in FHLB stock of $49.5 million as of December 31, 2013.

15. SELECTED QUARTERLY DATA (UNAUDITED)

        The following quarterly consolidated financial data for the quarter ended March 31, 2013 and 2012 have been revised to reflect the correction of the error in the manner in which it accounted for the unrealized gains/losses related to its investment in Agency interest-only securities. The Company historically incorrectly accounted for its investments in Agency interest-only securities as available-for-sale securities, rather than as financial instruments containing an embedded derivative for which the change in fair value is recorded in earnings. The effect of the correction is the

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

15. SELECTED QUARTERLY DATA (UNAUDITED) (Continued)

reclassification of unrealized gains and losses on Agency interest-only securities from other comprehensive income to a component of net income.

	As Reported Q1 2013	As Revised Q1 2013	Q2 2013	Q3 2013	Q4 2013
Interest Income	$31,261,332	$31,261,332	$30,167,774	$29,633,069	$30,515,501
Net interest income after provision for loan losses	$19,789,093	$19,904,136	$18,076,055	$16,928,701	$17,324,125
Income before taxes	$92,402,544	$90,117,736	$60,471,732	$21,850,400	$20,022,996
Net income	$90,334,781	$88,049,973	$59,752,415	$21,186,532	$19,744,166
Net (income) loss attributable to noncontrolling interest	$(27,244)	$(27,244)	$354,274	$(1,024,751)	$1,795,871
Net income attributable to preferred and common unit holders	$90,307,537	$88,022,729	$60,106,689	$20,161,781	$21,540,037

	As Reported Q1 2012	As Revised Q1 2012	Q2 2012	Q3 2012	Q4 2012
Interest Income	$34,056,575	$34,056,575	$37,121,993	$34,082,375	$30,937,261
Net interest income after provision for loan losses	$26,452,598	$26,453,383	$28,530,122	$24,926,422	$19,399,071
Income before taxes	$54,895,582	$53,373,500	$23,460,934	$60,669,048	$34,534,797
Net income	$54,590,636	$53,068,554	$23,351,711	$60,332,864	$32,701,151
Net (income) loss attributable to noncontrolling interest	$(3,906)	$(3,906)	$(3,907)	$(3,906)	$60,803
Net income attributable to preferred and common unit holders	$54,586,730	$53,064,648	$23,347,804	$60,328,958	$32,761,954

16. SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through the issuance date of the financial statements, and determined disclosure of the following is necessary:

Master Repurchase Agreement

        On January 15, 2014, the Company amended its term master repurchase agreement with a major U.S. insurance company to finance loans it originates. The material changes from the prior agreement include (i) extending the termination date of the facility for six months from January 24, 2014 to July 24, 2014 and (ii) reducing the maximum aggregate facility amount from $300,000,000 to $150,000,000. The Company opted to reduce the maximum aggregate facility amount under this facility in light of the success that the Company has had using other sources of financing of conduit first mortgage loans, including the FHLB, on a long term committed basis.

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

16. SUBSEQUENT EVENTS (Continued)

IPO Transactions

        On February 5, 2014, a registration statement relating to shares of Class A common stock of Ladder Capital Corp, in connection with Ladder Capital Corp's initial public offering (the "IPO"), was declared effective, and the price of such shares was set at $17.00 per share. The IPO closed on February 11, 2014. In connection with the IPO, Ladder Capital Corp sold 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock sold in connection with the full exercise of the underwriters' over-allotment option.

        As a result of the IPO and the Reorganization Transactions described below, Ladder Capital Corp became the general partner of, and has a controlling interest in, the Company. Ladder Capital Corp's only business is to act as the general partner of the Company, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of the Company and its subsidiaries through its ability to appoint the Company's board. Ladder Capital Corp will consolidate the financial results of the Company and its subsidiaries. The ownership interest of certain existing owners of the Company, who own LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the offering (the "Continuing the Company Limited Partners") will be reflected as a noncontrolling interest in Ladder Capital Corp's consolidated financial statements. Prior to such time, the Company is considered the predecessor entity to Ladder Capital Corp.

        Immediately prior to the closing of the IPO on February 11, 2014, the Company effectuated certain transactions intended to simplify the capital structure of the Company (the "Reorganization Transactions"). Prior to the Reorganization Transactions, the Company's capital structure consisted of three different classes of membership interests (Series A and Series B Participating Preferred Units and Class A Common Units), each of which had different capital accounts and amounts of aggregate distributions above which its holders shared in future distributions. The net effect of the Reorganization Transactions was to convert the multiple-class structure into a single new class of units in the Company referred to herein as "LP Units" and an equal number of shares of Class B common stock of Ladder Capital Corp. The conversion of all of the different classes of the Company occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of the Company, as if it had been liquidated upon the IPO, with such value determined by the $17.00 price per share of Class A common stock of Ladder Capital Corp sold in the IPO. The distribution of LP Units per class of outstanding units was determined pursuant to the distribution provisions set forth in the Company's amended and restated Limited Liability Limited Partnership Agreement (the "Amended and Restated LLLP Agreement"). In addition, at the IPO, certain of our existing investors (the "Exchanging Existing Owners") received 33,672,192 shares of Ladder Capital Corp Class A common stock in lieu of any or all LP Units and shares of Ladder Capital Corp Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions, which resulted in Ladder Capital Corp, or a wholly-owned subsidiary of Ladder Capital Corp, owning one LP Unit for each share of Class A Common Stock so issued to the Exchanging Existing Owners.

        The IPO resulted in the issuance by Ladder Capital Corp of 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock offered as a result of the exercise of the underwriters' over-allotment option, and net proceeds to Ladder Capital Corp of approximately $242.2 million (after deducting estimated fees and expenses associated with the IPO). Upon consummation of the IPO, Ladder Capital Corp contributed all of the net proceeds from the IPO to the Company, and the Company issued to Ladder Capital Corp a number of LP Units equal to

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

16. SUBSEQUENT EVENTS (Continued)

the number of shares of Class A common stock that Ladder Capital Corp issued in connection with the IPO. In connection with its acquisition of LP Units, Ladder Capital Corp became the general partner of the Company. The Company expects to use the contributed net proceeds from the IPO to grow our loan origination and related commercial real estate business lines and for general corporate purposes.

        Pursuant to the Amended and Restated LLLP Agreement, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) will have the right to exchange with the Company their LP Units for shares of Ladder Capital Corp's Class A common stock on a one-for-one basis.

        As a result of the transactions described above, at the close of business on February 11, 2014:

  •
  Ladder Capital Corp became the general partner of the Company and, through the Company and its subsidiaries, operates the Ladder Capital business. Accordingly, although Ladder Capital Corp has a 50.0% economic interest in the Company, Ladder Capital Corp has a majority voting interest and controls the management of the Company. As a result, Ladder Capital Corp consolidates the financial results of the Company and records noncontrolling interest for the economic interest in the Company held by the Continuing LCFH Limited Partners to the extent the book value of their interest in the Company is greater than zero;

  •
  50,601,604 shares of Ladder Capital Corp's Class A common stock were outstanding (comprised of 15,237,500 shares issued to the investors in the IPO, 33,672,192 shares issued to the Exchanging Existing Owners and 1,691,912 shares issued to certain directors and officers in connection with the IPO), and 48,537,414 shares of Ladder Capital Corp's Class B common stock were outstanding. With respect to the Company, 99,139,017 LP Units were outstanding, of which 50,601,604 LP Units were held by Ladder Capital Corp and its subsidiaries and 48,537,414 units were held by the Continuing LCFH Limited Partners; and

  •
  LP Units are exchangeable on a one-for-one basis for shares of Ladder Capital Corp Class A common stock. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock will be required to be cancelled. However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners' voting power since the votes represented by the cancelled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units are exchanged.

        The Reorganization Transactions and the IPO are collectively referred to as the "IPO Transactions."

New Revolving Credit Facility

        Concurrently with the IPO transactions, Ladder Capital Corp entered into a revolving credit facility with Deutsche Bank AG New York Branch, as agent (the "Agent"), and the lenders party thereto from time to time (the "New Revolving Credit Facility").

        The New Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The New Revolving Credit Facility is available on a revolving basis to finance Ladder Capital Corp's working capital needs

Ladder Capital Finance Holdings LLLP

Notes to Consolidated Financial Statements (Continued)

16. SUBSEQUENT EVENTS (Continued)

and for general corporate purposes. The New Revolving Credit Facility has a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the New Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

        The obligations under the New Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The New Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

        The New Revolving Credit Facility is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, under the New Revolving Credit Facility, the Company is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with the Company's other credit facilities. Ladder Capital Corp's ability to borrow under the New Revolving Credit Facility is dependent on, among other things, the Company's compliance with the financial covenants. The New Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of the Company's subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

2013 Bonus Payments

        On February 12, 2014, the Board of Directors of Ladder Capital Corp approved bonus payments to employees, including officers, totaling $43,719,000. The bonuses were paid to employees on February 18, 2014.

Deferred Compensation Plan

        On February 18, 2014, employees of the Company contributed $6,427,127 to the Phantom Equity Investment Plan. The employees receive phantom shares of Ladder Capital Corp Class A common stock.

Master Repurchase Agreement

        On February 19, 2014, the Company exercised its right to extend the term of its master repurchase agreement with a major U.S. bank to finance loans it originates for an additional 364 days from the initial termination date of April 10, 2014.

WFRBS 2014-LC14 Securitization

        The Company participated in a securitization transaction by selling originated first mortgage loans totaling $367.0 million, of which, $300.2 million was included in mortgage loan receivables held for sale as of December 31, 2013. The transaction settled on February 20, 2014.

Schedule III—Real Estate and Accumulated Depreciation
Ladder Capital Finance Holdings LLLP
December 31, 2013
(in thousands)

										Life on which Depreciation in Latest Statement of Income is Computed
				Gross Amount at which Carried at Close of Period
	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
							Accumulated Depreciation	Date Acquired	Year Built
Description	Land	Buildings		Land	Buildings	Total(1)
Real Estate Under Operating Leases:
Retail Property in Abingdon, VA	$682	$4,005	$—	$682	$4,005	$4,687	$123	12/18/2012	2006	11 - 41 yrs
Retail Property in Johnson City, TN	917	4,345	—	917	4,345	5,262	142	12/21/2012	2007	11 - 40 yrs
Retail Property in Chattanooga, TN	903	4,800	—	903	4,800	5,703	152	12/18/2012	2008	11 - 41 yrs
Retail Property in Aiken, SC	1,588	4,338	—	1,588	4,338	5,926	141	12/21/2012	2008	11 - 41 yrs
Retail Property in Middleburg, FL	184	994	—	184	994	1,178	80	4/19/2012	2011	15 - 35 yrs
Retail Property in Satsuma, FL	79	1,013	—	79	1,013	1,092	79	4/19/2012	2011	15 - 35 yrs
Retail Property in Columbia, SC	2,148	5,652	—	2,148	5,652	7,800	385	4/4/2012	2001	14 - 34 yrs
Retail Property in Wichita, KS	1,187	6,013	—	1,187	6,013	7,200	244	12/14/2012	2012	14 - 34 yrs
Retail Property in Mt. Juliet, TN	2,739	6,361	—	2,739	6,361	9,100	266	11/29/2012	2012	15 - 35 yrs
Retail Property in Palmview, TX	938	5,882	—	938	5,882	6,820	162	12/19/2012	2012	11 - 44 yrs
Retail Property in North Dartsmouth, MA	7,033	22,932	—	7,033	22,932	29,965	1,526	9/21/2012	1989	10 - 20 yrs
Retail Property in Mooresville, NC	2,615	15,028	—	2,615	15,028	17,643	940	9/21/2012	2000	12 - 24 yrs
Retail Property in Saratoga Springs, NY	748	19,474	—	748	19,474	20,222	1,057	9/21/2012	1994	15 - 27 yrs
Retail Property in Sennett, NY	1,147	6,328	—	1,147	6,328	7,475	396	9/21/2012	1996	10 - 23 yrs
Retail Property in Tilton, NH	1,476	5,780	—	1,476	5,780	7,256	395	9/21/2012	1996	10 - 20 yrs
Retail Property in Vineland, NJ	1,482	21,024	—	1,482	21,024	22,506	1,130	9/21/2012	2003	12 - 30 yrs
Retail Property in Waldorf, MD	4,933	13,870	—	4,933	13,870	18,803	860	9/21/2012	1999	10 - 25 yrs
Retail Property in Pittsfield, MA	1,801	12,899	—	1,801	12,899	14,700	802	2/17/2012	2011	14 - 34 yrs
Retail Property in Snellville, GA	1,293	6,707	—	1,293	6,707	8,000	456	4/4/2012	2011	14 - 34 yrs
Retail Property in Jonesboro, AR	2,615	5,785	—	2,615	5,785	8,400	278	10/26/2012	2012	15 - 35 yrs
Retail Property in Orange City, FL	229	1,088	—	229	1,088	1,317	79	5/23/2012	2011	15 - 35 yrs
Retail Property in Yulee, FL	329	1,010	—	329	1,010	1,339	71	7/9/2012	2012	15 - 35 yrs
Retail Property in DeLeon, FL	239	1,003	—	239	1,003	1,242	66	8/13/2012	2011	15 - 35 yrs
Retail Property in Gallatin, TN	1,725	3,336	—	1,725	3,336	5,061	125	12/28/2012	2007	11 - 40 yrs
Retail Property in Greenwood, AR	1,038	4,109	—	1,038	4,109	5,147	211	4/12/2012	2009	13 - 43 yrs
Retail Property in Millbrook, AL	970	5,972	—	970	5,972	6,942	330	3/28/2012	2008	31 yrs
Retail Property in Mount Airy, NC	729	3,763	—	729	3,763	4,492	121	12/27/2012	2007	9 - 39 yrs
Retail Property in Elkton, MD	963	3,909	—	963	3,909	4,872	415	7/27/2010	2008	14 - 49 yrs
Retail Property in Lexington, SC	1,644	3,088	—	1,644	3,088	4,732	359	6/28/2010	2009	13 - 48 yrs
Retail Property in Lilburn, GA	1,090	4,701	—	1,090	4,701	5,791	499	8/12/2010	2007	12 - 47 yrs
Retail Property in Spartanburg, SC	828	3,042	—	828	3,042	3,870	295	1/14/2011	2007	12 - 42 yrs
Retail Property in Tupelo, MS	1,120	4,008	—	1,120	4,008	5,128	432	8/13/2010	2007	12 - 47 yrs
Retail Property in Douglasville, GA	1,717	3,692	—	1,717	3,692	5,409	394	8/12/2010	2008	13 - 48 yrs
Condominium in Las Vegas, NV	4,900	114,100	—	4,900	90,455	95,355	2,384	12/20/2012	2006	53 yrs
Retail Property in Durant, OK	594	4,397	—	594	4,397	4,991	120	1/28/2013	2007	10 - 40 yrs
Office Building in Oakland County, MI	1,147	16,853	85	1,147	16,938	18,085	3,302	2/1/2013	1989	4 - 35 yrs
Office Building in Minneapolis, MN	9,447	41,831	—	9,447	41,831	51,278	1,135	10/9/2013	1960	7 - 30 yrs
Office Building in Richmond, VA	15,904	119,096	30	15,904	119,126	135,030	5,493	6/7/2013	1984	4 - 42 yrs
Condominium in Miami, FL	10,487	69,513	—	10,487	69,513	80,000	155	11/21/2013	2010	7 - 47 yrs

	$91,609	$581,741	$115	$91,609	$558,211	$649,820	$25,600

(1)    The aggregate cost for Federal income tax purposes is $649,820.

Reconciliation of Real Estate:

        The following table reconciles Real Estate from January 1, 2012 to December 31, 2013:

	2013	2012
Balance at January 1	$384,082	$29,802
Improvements and additions	289,383	428,651
Acquisitons through foreclosure	—	—
Dispositions	(23,645)	(74,371)
Impairments	—	—

Balance at December 31	$649,820	$384,082

Reconciliation of Accumulated Depreciation and Amortization:

        The following table reconciles Accumulated Depreciation and Amortization from January 1, 2012 to December 31, 2013:

	2013	2012
Balance at January 1	$4,060	$967
Additions	21,821	3,093
Dispositions	(281)	—

Balance at December 31	$25,600	$4,060

Schedule IV—Mortgage Loans on Real Estate
Ladder Capital Finance Holdings LLLP
As of December 31, 2013

Type of Loan	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms(1)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages(2)	Principal Amount of Mortgages Subject to Deliquent Principal or Interest(3)
First Mortgage	Retail	5.35%	5.35%	01/06/2024	IO	—	$38,814,000	$38,764,000	$—
First Mortgage	Retail	5.59%	5.59%	01/06/2024	IO	—	71,000,000	70,940,000	—
First Mortgage	Multi-family	5.46%	5.46%	07/06/2021	P&I	—	35,816,155	35,816,155	—
First Mortgage	Office	5.72%	5.72%	01/06/2024	IO	—	123,700,000	123,525,000	—
First Mortgage	Hotel	LIBOR + 7%, 8% floor	LIBOR + 7%, 8% floor	03/06/2014	IO	—	55,000,000	54,874,640	—
First Mortgage	Hotel	LIBOR + 7%, 8% floor	LIBOR + 7%, 8% floor	04/06/2015	IO	—	30,035,955	29,748,707	—
First Mortgage	Office	7.25%	7.25%	08/06/2014	IO	—	32,000,000	31,640,308	—
First Mortgage	Hotel	9.38%	9.38%	10/06/2014	IO	—	92,769,087	91,569,087	—
First Mortgage	Retail	8.00%	8.00%	01/06/2015	IO	—	54,500,000	53,955,000	—
First Mortgages
individually <3%	Condo, Hotel, Multi-	Fixed: 4.92% - 15%	Fixed: 4.92% - 15%	2014 - 2033
	family, Office, Other	Variable: LIBOR + 6%	Variable: LIBOR + 6%
	Commercial, Retail	to LIBOR + 9%	to LIBOR + 9%				327,812,147	323,220,958	8,214,000

First Mortgages							$861,447,344	$854,053,855	$8,214,000

Subordinate Mortgage	Hotel	14.65%	14.65%	01/06/2014	IO	—	$35,000,000	$34,952,678	$—
Subordinate Morgages
individually <3%	Hotel, Multi-family,	Fixed: 6.04% - 14.5%	Fixed: 6.04% - 14.5%	2016 - 2024
	Office, Retail						93,901,233	93,061,437	—

Subordinated Mortgages							$128,901,233	$128,014,115	$—

Total Mortgages							$990,348,577	$982,067,970	$8,214,000

(1)
IO = Interest only

P&I = Principal and interest

(2)
The aggregate cost for Federal income tax purposes is $979,963,030

(3)
Loan was not originated by the Company but rather purchased at a discount

Reconciliation of Mortgage loans on Real Estate:

        The following table reconciles Mortgage loans on Real Estate from December 31, 2010 to December 31, 2013:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2010	$155,857,545	$353,946,430
Origination of mortgage loan receivables	304,684,390	1,139,669,700
Repayment of mortgage loan receivables	(44,291,884)	(19,957,458)
Proceeds from sales of mortgage loan receivables	—	(1,444,330,798)
Realized gain on sale of mortgage loan receivables	—	66,270,758
Transfer between held for investment and held for sale	(163,243,093)	163,243,093
Accretion/amortization of discount, premium and other fees	2,189,426	—

Balance December 31, 2011	$255,196,384	$258,841,725
Origination of mortgage loan receivables	341,947,392	2,036,138,933
Repayment of mortgage loan receivables	(204,913,202)	(75,654,634)
Proceeds from sales of mortgage loan receivables	—	(1,815,995,772)
Realized gain on sale of mortgage loan receivables	—	151,661,150
Transfer between held for investment and held for sale	(68,080,932)	68,080,932
Accretion/amortization of discount, premium and other fees	2,617,741	260,286
Loan loss provision	(448,833)	—

Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	486,072,238	2,013,674,038
Repayment of mortgage loan receivables	(268,093,305)	(5,840,419)
Proceeds from sales of mortgage loan receivables	—	(2,345,704,987)
Realized gain on sale of mortgage loan receivables	—	146,708,264
Transfer between held for investment and held for sale	(8,320,273)	8,320,273
Accretion/amortization of discount, premium and other fees	3,700,972	—
Loan loss provision	(600,000)	—

Balance December 31, 2013	$539,078,182	$440,489,789

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision of, and with the participation of, management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

        This annual report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this annual report on Form 10-K that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Directors, Executive Officers and Other Key Executives

        The following table sets forth information as to persons who served as the directors, executive officers or other key executives of LCFH as of December 31, 2013. Biographical information for each of the directors and officers can be found below. The positions referenced in the biographies represent the final positions held. Following the IPO Transactions, Ladder Capital Corp is the general partner of LCFH. As a result, the board and executive officers of Ladder Capital Corp will manage the Company following the IPO Transactions.

Our Directors, Executive Officers and Other Key Executives

Name	Age	Position
Alan Fishman	67	Non-Executive Chairman of the Board of Directors
Brian Harris	53	Chief Executive Officer and Director
Jonathan Bilzin	41	Director
Amin Hariri	38	Director
Ralph Herzka	51	Director
Neal Moszkowski	47	Director
Howard Park	51	Director
Joel C. Peterson	66	Director
Michael Mazzei	52	President
Greta Guggenheim	54	Chief Investment Officer
Marc Fox	53	Chief Financial Officer
Pamela McCormack	42	Chief Strategy Officer, General Counsel and Co-Head of Securitization
Thomas Harney	52	Head of Merchant Banking and Capital Markets
Robert Perelman	51	Head of Asset Management

        Alan Fishman.    Mr. Fishman was appointed as Non-Executive Chairman of Ladder at its formation in October 2008. Prior to that, Mr. Fishman was appointed as Chief Executive Officer of Washington Mutual Inc. and its holding company in September 2008 for a brief period immediately preceding the holding company's being placed into receivership and Washington Mutual Inc.'s merger immediately thereafter with J.P. Morgan Chase & Co. Mr. Fishman also previously served as Chairman of Meridian Capital Group from April 2007 to September 2008 and President of Sovereign Bank Corp from June 2006 until December 2006. From March 2001 until its sale to Sovereign Bank Corp in June 2006, Mr. Fishman served as Chief Executive Officer and President of Independence Community Bank. Mr. Fishman also serves as Chairman of the Board of Trustees of the Brooklyn Academy of Music, Chairman of the Brooklyn Navy Yard Development Corporation, Chairman of the Brooklyn Community Foundation and on the boards of several other not-for-profit and civic organizations. Mr. Fishman earned a B.S. from Brown University and a Masters in Economics from Columbia University. Mr. Fishman's extensive financial management experience qualifies him to serve as a member of our board.

        Brian Harris.    Mr. Harris is a co-founder of Ladder and has served as Chief Executive Officer and a director of Ladder since its formation in October 2008. Mr. Harris has been a director of Ladder since its formation in October 2008. Mr. Harris has over 29 years of experience in the real estate and financial markets. Prior to forming Ladder, Mr. Harris served as a Senior Partner, Managing Director and Head of Global Commercial Real Estate at Dillon Read Capital Management ("DRCM"), a wholly owned subsidiary of UBS AG, from June 2006 to May 2007, managing over $500 million of equity capital from UBS AG for DRCM's commercial real estate activities globally. Prior to that, Mr. Harris served as Managing Director and Head of Global Commercial Real Estate at UBS Securities LLC from June 1999 to June 2006, managing UBS' proprietary commercial real estate activities globally. Mr. Harris also served as a member of the Board of Directors of UBS Investment Bank from April 2003 to September 2005. From March 1996 to April 1999, Mr. Harris served as Head of Commercial Mortgage Trading at Credit Suisse Securities (USA) LLC ("Credit Suisse") and was responsible for managing all proprietary commercial real estate investment and trading activities. Prior to that, Mr. Harris also worked in the real estate groups at Smith Barney (from 1994 to 1996), Daiwa Securities Group Inc. (from 1991 to 1994), Lehman Brothers (from 1989 to 1991), Salomon Brothers (from 1986 to 1988) and Chemical Bank (from 1985 to 1986). Mr. Harris earned a B.S. in Biology and an M.B.A. from The State University of New York at Albany. Mr. Harris' real estate and financial experience qualify him to serve as a member of our board.

        Jonathan Bilzin.    Mr. Bilzin was appointed as a director of Ladder at its formation in October 2008. Mr. Bilzin is a Managing Director of TowerBrook, an investment management firm, where Mr. Bilzin has served since its formation in March 2005. Mr. Bilzin serves on TowerBrook's Management Committee. Mr. Bilzin also serves as a director of Ironshore Inc., Sound Inpatient Physicians, Inc., Unison Site Management LLC, Rave Cinemas LLC, Shale-Inland Holdings, LLC and Wilton Industries, Inc. Mr. Bilzin earned a B.A. from the University of Michigan and an M.B.A. from the Stanford Graduate School of Business. Mr. Bilzin's senior role at TowerBrook and his business experience qualify him to serve as a member of our board.

        Amin Hariri.    Mr. Hariri was appointed as a director of Ladder in January 2010. Mr. Hariri currently serves as a Vice President of GI Partners, a private equity firm based in Menlo Park, CA. Prior to joining GI Partners in 2008, Mr. Hariri served as the Chief Financial Officer of Sunset Gower Studios, a portfolio company in the first fund of GI Partners. From 2004 to 2006, Mr. Hariri was a manager of corporate finance at Mattel Inc. Mr. Hariri also serves as a director of Archon Resources LLC. Mr. Hariri earned a B.S. in Structural Engineering from the University of California San Diego and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Hariri's experience at GI Partners and his financial experience qualify him to serve as a member of our board.

        Ralph Herzka.    Mr. Herzka was appointed as a director of Ladder at its formation in October 2008. Mr. Herzka is the founder and Chairman of Meridian Capital Group, LLC and has also served as its Chief Executive Officer since its formation in 1991. Mr. Herzka has over two decades of experience in the real estate finance business and has personally negotiated in excess of $60 billion in real estate financing transactions. Mr. Herzka's experiences at Meridian and his two decades of experience in the real estate finance business qualify him to serve as a member of our board.

        Neal Moszkowski.    Mr. Moszkowski was appointed as a director of Ladder at its formation in October 2008. Mr. Moszkowski is the co-founder of TowerBrook and has served as its Co-Chief Executive Officer, Co-Chair of its Management Committee and Co-Chair of the Investment Committee since March 2005. Mr. Moszkowski serves as a director of Sound Inpatient Physicians, Inc. and Integra Life Sciences Holding Corporation. Mr. Moszkowski earned a B.A. from Amherst College and an M.B.A. from the Stanford Graduate School of Business. Mr. Moszkowski's leadership role at TowerBrook and his business experience qualify him to serve as a member of our board.

        Howard Park.    Mr. Park was appointed as a director of Ladder since its formation in October 2008. Mr. Park has served as a Managing Director of GI Partners since March 2003. Mr. Park serves or has served on the boards of SoftLayer Technologies, Inc., The Planet, Inc., Telx Corporation, Advoserv, Inc., Plum Healthcare Group, LLC and PC Helps Support, LLC. Mr. Park graduated cum laude from Rice University with a B.A. in Economics and earned an M.B.A. from the Amos Tuck

School of Business at Dartmouth College. Mr. Park's leadership role at GI Partners and his business experience qualify him to serve as a member of our board.

        Joel C. Peterson.    Mr. Peterson was appointed as a director of Ladder at its formation in October 2008. In 1995, Mr. Peterson founded Peterson Partners. Between 1973 and 1991, Mr. Peterson was a treasurer, Chief Financial Officer, a member of the board of directors and ultimately Managing Partner of Trammell Crow Company, one of the world's largest real estate development firms. In addition, since 1992, Mr. Peterson has been a consulting professor at Stanford's Graduate School of Business, where Mr. Peterson has taught courses in real estate investment, entrepreneurship and leadership. Mr. Peterson serves as director of Franklin Covey, Co., Bonobos, Integra Partners and Packsize. Mr. Peterson also serves as Chairman of JetBlue Airways Corporation and is an Overseer at the Hoover Institute. Mr. Peterson earned a B.S. from Brigham Young University and an M.B.A. from Harvard Business School. Mr. Peterson's extensive experience in the real estate industry and financial management qualify him to serve as a member of our board.

        Michael Mazzei.    Mr. Mazzei was appointed as President of Ladder in June 2012. From September 2009 to June 2012, Mr. Mazzei served as a Managing Director and Global Head of the CMBS and Bank Loan Syndication Group at Bank of America Merrill Lynch. Prior to that, Mr. Mazzei served as Co-Head of CMBS and Commercial Real Estate Debt Markets at Barclays Capital from March 2004 to June 2009. Prior to Barclays Capital, Mr. Mazzei spent 20 years at Lehman Brothers, 18 years in commercial real estate finance-related functions. Having started in commercial mortgage trading in 1984, Mr. Mazzei became the head of CMBS in 1991 and served as the Co-Head of Global Real Estate Investment Banking from March 2002 to February 2004. Mr. Mazzei has a total of 27 years of experience in commercial real estate finance. Mr. Mazzei earned a B.S. in Finance from Baruch College CUNY and a J.D. from St. John's University, and is a graduate of the New York University Real Estate Institute.

        Greta Guggenheim.    Ms. Guggenheim is a co-founder of Ladder and was President of Ladder from its formation in October 2008 through June 2012 and was appointed Chief Investment Officer in June 2012. Prior to forming Ladder, Ms. Guggenheim served as a Managing Director and Head of Origination at DRCM from June 2006 to June 2007. Before joining DRCM, Ms. Guggenheim served as a Managing Director in Originations at UBS from May 2002 to June 2006. Prior to joining UBS, Ms. Guggenheim served as a Managing Director at Bear Stearns & Co. ("Bear Stearns") from October 2000 to April 2002 and previously worked in real estate investment banking and commercial real estate lending at Credit Suisse and Credit Suisse First Boston from 1986 to 1999. Ms. Guggenheim has a total of 26 years of experience in commercial real estate finance. Ms. Guggenheim earned a B.A. in Economics and Spanish Literature from Swarthmore College and an M.B.A. from The Wharton School of the University of Pennsylvania.

        Marc Fox.    Mr. Fox was appointed as Chief Financial Officer of Ladder in November 2008. From January 1999 through October 2008, Mr. Fox served as Treasurer of Capmark Financial Group Inc. ("Capmark"), where Mr. Fox formulated and executed its worldwide funding strategies, including commercial real estate-based financing strategies. From 1994 through 1998, prior to his appointment as Treasurer, Mr. Fox managed a group responsible for the underwriting and closing of large commercial real estate loans. He left Capmark within 1 year before its filing for bankruptcy in late 2009. Mr. Fox was significantly involved in the formation of Capmark's wholly owned banking platform and debt management of Capmark Bank, a regulated industrial bank subsidiary of Capmark. From 1990 to 1997, Mr. Fox worked as a commercial real estate appraiser and consultant at Herskowitz, Rosen & Walton. Mr. Fox has a total of 23 years of experience in commercial real estate finance. Mr. Fox earned a B.S. in Economics and an M.B.A. from The Wharton School of the University of Pennsylvania.

        Pamela McCormack.    Ms. McCormack is a co-founder of Ladder and was appointed as General Counsel of Ladder at its formation in October 2008 and was subsequently also appointed as Co-Head of Securitization in 2010 and Chief Strategy Officer in 2014. Prior to forming Ladder, Ms. McCormack served as Executive Director and Head of Transaction Management—Global Commercial Real Estate at DRCM from June 2006 to June 2007. Before joining DRCM, Ms. McCormack served as Executive Director and Co-Head of Transaction Management—Global Commercial Real Estate and, previously also as Counsel, at UBS Securities LLC from October 2003 to June 2006. In that capacity, Ms. McCormack managed a team responsible for the structuring, negotiating and closing of all real estate investments globally. Prior to joining UBS Securities LLC, Ms. McCormack worked as Vice President and Counsel for Real Estate Finance and Securitization and Global Recovery Management at Credit Suisse (from 1999 to 2003) and as a real estate and finance attorney at Stroock, Stroock & Lavan LLP (from 1997 to 1999) and Brown Raysman Millstein Felder & Steiner LLP (from 1996 to 1997). Ms. McCormack has a total of 17 years of experience in commercial real estate finance. Ms. McCormack graduated cum laude with a B.A. in English from the State University of New York at Stony Brook and earned a J.D. from St. John's University School of Law.

        Thomas Harney.    Mr. Harney was appointed Head of Merchant Banking & Capital Markets of Ladder in October 2010. Prior to joining Ladder, Mr. Harney served as the Head of Real Estate at Tri-Artisan Capital Partners, a private merchant banking group based in New York from 2008 to 2010. Before joining Tri-Artisan, Mr. Harney served as Senior Managing Director of the Real Estate Investment Banking Group at Bear Stearns, where Mr. Harney worked from 1997 to 2008. Prior to that, from 1983 to 1997 Mr. Harney held senior investment banking and principal investment/finance roles related to commercial real estate at Olympia & York, Merrill Lynch, BT Securities and a series of private investment partnerships. Mr. Harney has extensive experience in completing large-scale M&A transactions, as well as a broad range of debt and equity securities transactions in both public and private formats. Mr. Harney has a total of 28 years of experience in commercial real estate finance. Mr. Harney graduated magna cum laude with a B.A. in Urban Studies from the University of Pennsylvania and is a graduate of the New York University Real Estate Finance & Development Program.

        Robert Perelman.    Mr. Perelman is a co-founder of Ladder and was appointed as Head of Asset Management of Ladder at its formation in October 2008. Prior to forming Ladder, Mr. Perelman served as a Director and Head of Asset Management at UBS Securities LLC from June 2007 to October 2007 and, previously prior to the launch of DRCM, from April 2006 to June 2006. Prior to being re-integrated to UBS Securities LLC, Mr. Perelman served as a Director and Head of Asset Management at DRCM from June 2006 to June 2007. In that capacity, Mr. Perelman managed a team responsible for the portfolio management of all real estate investments globally. Prior to joining DRCM, Mr. Perelman served as a Managing Director and Partner at Hudson Realty Capital LLC ("Hudson Realty"), a private equity fund, where Mr. Perelman worked from June 2003 to March 2006 and was responsible for loan origination, real estate investments and asset management. Before joining Hudson Realty, Mr. Perelman served as a Director at Credit Suisse from February 1998 to May 2003. During his tenure at Credit Suisse, Mr. Perelman had significant responsibility for the structuring and closing of a wide variety of real estate investments within the United States and Asia. Prior to that, Mr. Perelman worked as a real estate and finance attorney at each of Brown Raysman Millstein Felder & Steiner LLP (from 1996 to 1998), Hahn & Hessen LLP (from 1991 to 1996) and Kaye Scholer, Fierman, Hays & Handler (from 1988 to 1991). Mr. Perelman has a total of 25 years of experience in commercial real estate finance. Mr. Perelman earned a B.S. in Telecommunications Management from Syracuse University and a J.D. from Fordham University School of Law.

Board Composition

        The Board of Directors of Ladder Capital Finance Holdings LLLP consists of 8 directors as of December 31, 2013. The authorized number of directors may be changed by resolution of our Board of Directors. Vacancies on our Board of Directors can be filled by resolution of our Board of Directors.

Committees of the Board of Directors

        The information presented below is as of December 31, 2013. As of December 31, 2013, the LCFH Board of Directors had three committees: Risk and Underwriting Committee, Audit Committee and Compensation Committee. Following the IPO Transactions, Ladder Capital Corp is the general partner and corporate parent of LCFH. As a result, the committees of the Board of Directors of Ladder Capital Corp including the Risk and Underwriting Committee, Audit Committee and Compensation Committee of Ladder Capital Corp perform those functions for Ladder Capital Corp and its subsidiaries, including the Company, as a whole, following the IPO Transactions.

        Risk and Underwriting Committee.    The Risk and Underwriting Committee is composed of Alan Fishman (Chair), Jonathan Bilzin, Amin Hariri and Brian Harris. The committee reviews our internal risk reports and evaluates risk management strategies. In addition, it reviews and approves (i) fixed rate loans greater than $50 million, (ii) floating rate and mezzanine loans greater than $20 million, (iii) real estate equity investments greater than $5 million, (iv) AAA rated securities positions greater than $50 million and (v) all other securities positions greater than $26 million. This committee meets monthly or more frequently as needed depending on the transaction requirements.

        Audit Committee.    The Audit Committee is composed of Amin Hariri (Chair) and Jonathan Bilzin. This committee oversees the relationship between Ladder and its independent auditors, PricewaterhouseCoopers LLP, as well as reviews and approves Ladder's audited financial statements. This committee meets five times a year: (i) at fiscal year-end, (ii) prior to the audit release and (iii) prior to the completion of each quarterly review.

        Compensation Committee.    The Compensation Committee is composed of Jonathan Bilzin (Chair), Howard Park, Ralph Herzka and Alan Fishman. The committee evaluates and considers for approval our management's recommendations related to the budgeted and actual amounts and composition of the compensation to be paid to each employee. This committee meets twice a year: (i) at fiscal year-end and (ii) during the first quarter of the following fiscal year for final approval.

        Codes of Ethics.    We have adopted (1) the General Code of Ethics that applies to all employees; and (2) the Code of Ethics for Senior Financial Officers, which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; (collectively, the "Codes of Conduct"). The Codes of Conduct are posted on our website, www.laddercapital.com and printed copies may be obtained online, without charge, at http://ir.laddercapital.com. We intend to disclose promptly on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller.

        No family relationships exist among any of the executive officers or directors.

Item 11.    Executive Compensation

        Following the IPO, the Ladder Capital Corp Compensation Committee (the "LCC Compensation Committee") determines our general compensation policies and the compensation provided to directors and officers of Ladder Capital Corp and LCFH. The LCC Compensation Committee also reviews and determines bonuses for our officers and other employees, determines equity-based compensation for the directors, officers, employees, and consultants of Ladder Capital Corp and LCFH, administers Ladder Capital Corp and LCFH's equity incentive plans and oversees the corporate compensation programs of Ladder Capital Corp and LCFH.

        The members of the LCC Compensation Committee have reviewed and discussed with Ladder's management the Compensation Discussion and Analysis set forth below. Based on such review and their discussions with management and such other matters as the LCC Compensation Committee has deemed relevant and appropriate, the LCC Compensation Committee recommended to the LCFH Board of Directors that the Compensation Discussion and Analysis be included in this filing.

        The foregoing report is provided by the following members of the LCC Compensation Committee of the board of directors of Ladder Capital Corp.

  •
  Jonathan Bilzin (Chair)

  •
  Howard Park

  •
  Alan Fishman

        The following discussion and tabular disclosure describes the material elements of compensation for our most highly compensated executive officers as of December 31, 2013 (collectively our "named executive officers"). Our named executive officers for 2013 were:

  •
  Brian Harris, Chief Executive Officer;

  •
  Michael Mazzei, President; and

  •
  Thomas Harney, Head of Merchant Banking and Capital Markets.

Executive Compensation

  Compensation Philosophy and Objectives

        Our compensation philosophy is to align executive compensation with the interests of our partners and, therefore, to financial objectives that our Board of Directors believes are primary determinants of long-term equity value. The primary goal of our executive compensation program is to ensure that we hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term company goals. Our executive compensation programs are designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

  •
  to reward our named executive officers for sustained financial and operating performance and leadership excellence;

  •
  to align the interests of our executives with those of our partners; and

  •
  to encourage our named executive officers to remain with us for the long-term.

Elements of Compensation

  Base Salary

        The LCC Compensation Committee determines the compensation for our named executive officers. We pay our named executive officers a base salary based on the experience, skills, knowledge and responsibilities required of each officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us.

  Annual Cash Bonuses

        Historically neither, the LCFH Board of Directors nor the Board of Directors of Ladder Capital Corp has not adopted a formal plan or set of formal guidelines with respect to annual cash bonus payments and has instead relied on an annual assessment of the performance of our executives during the preceding year to make annual bonus determinations. In the future, the LCC Compensation Committee expects that annual cash bonuses for executives will be based on the achievement of performance goals, as specified by the board of directors of Ladder Capital Corp.

  Long-Term Equity Compensation

        Historically, LCFH has provided our named executive officers with long-term equity compensation pursuant to the 2008 Incentive Equity Plan, as amended. We believe that providing our named executive officers with an equity interest brings their interests in line with those of our partners and that including a vesting component to those equity interests encourages our named executive officers to remain with us over the applicable vesting period.

        In connection with the IPO, Ladder Capital Corp adopted the 2014 Ladder Capital Corp Incentive Equity Plan, or the "2014 Omnibus Incentive Plan." See "—Employee Benefit Plans—2014 Omnibus Incentive Plan" for a description of the material terms of this plan. All future equity compensation to our named executive officers will be granted under the 2014 Omnibus Incentive Plan.

  Other Supplemental Benefits

        Our named executive officers are eligible for the following benefits on a similar basis as other eligible employees:

  •
  health, dental and vision insurance;

  •
  vacation and sick days;

  •
  life insurance;

  •
  short-term and long-term disability insurance; and

  •
  401(k) plan.

Summary Compensation Table

        The following table sets forth information concerning the total compensation received by, or earned by, our named executive officers during the past two fiscal years.

Name and Principal Position(1)	Year	Salary ($)	Bonus(2) ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Brian Harris	2013	$500,000	1,935,000	$—		$—	$1,766	(5)	$2,436,766
Chief Executive Officer	2012	500,000	1,900,000	—		—	1,877	(5)	2,401,877
Michael Mazzei	2013	500,000	1,735,000	—		—	1,766	(5)	2,236,766
President	2012	290,064	1,750,000	5,448,816	(3)	145,161	146,105	(4)	7,780,146
Thomas Harney	2013	400,000	1,850,000	—		—	1,766	(5)	2,251,766
Head of Merchant Banking and	2012	400,000	1,700,000	—		—	1,877	(5)	2,101,877
Capital Markets

(1)
The compensation information set forth in the Summary Compensation Table with regard to the named executive officers is based on agreements and arrangements entered into prior to January 2014. Ladder Capital Finance LLC entered new employment agreements with the named executive officers, as set forth in "—Employment Agreements" and "Potential Payments upon Termination or Change in Control—Employment Agreements" that became effective upon the closing of the IPO.

(2)
Discretionary bonus payments were provided to the named executive officers at the discretion of our chief executive officer and the Boards of directors of LCFH and Ladder Capital Corp with respect to the performance of LCFH in 2012 and 2013, respectively. No cash bonuses were granted under an incentive plan to the named executive officers with respect to 2012 or 2013. Target bonuses for Messrs. Harris, Mazzei and Harney were $1.5 million, $1.5 million and $1.6 million, respectively, with respect to 2012 and 2013, as provided under their employment agreements prior to January 2014, based on individual and Company performance.

(3)
Includes grant of $1,360,106 of Class A Common Units and grant of $4,088,710 of Series B Participating Preferred Units.

(4)
Includes a purchase discount of $145,161 on the purchase of Series B Participating Preferred Units and $944 of life and disability insurance premiums paid by Ladder Capital Finance LLC.

(5)
Includes life and disability insurance premiums paid by Ladder Capital Finance LLC.

Outstanding Equity Awards at Fiscal Year End

        The following table summarizes the total outstanding option awards as of December 31, 2013, for each named executive officer.

Outstanding Equity Awards at December 31, 2013

Stock Awards(1)
Name	Equity Incentive Plan, Awards: Number of Unearned Shares or Units that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock that have not yet Vested ($)
Brian Harris	—		—
Michael Mazzei	9,346.59	(2)	1,420,682	(3)
Thomas Harney	—		—

(1)
No named executive officers hold outstanding options or share-based awards granted outside of the equity incentive plans now maintained and administered by Ladder Capital Corp.

(2)
Reflects Mr. Mazzei's current, unvested Series B Participating Preferred Units as of December 31, 2013, which were granted pursuant to the 2008 Amended and Restated Incentive Equity Plan.

(3)
This value represents the grant date fair value of Mr. Mazzei's Series B Participating Preferred Units computed in accordance with FASB ASC Topic 718, based on a per unit value of $152 per unit.

2014 Grants

        Grants of equity awards under the 2014 Omnibus Incentive Plan to members of management, directors and certain employees are at the discretion of the LCC Compensation Committee. In making equity award grants to our named executive officers, the LCC Compensation Committee considers a number of factors, including the executive's position, individual performance of the executive, the present equity ownership levels of the executive, internal pay equity and the level of the executive's total annual compensation package compared to similar positions at other peer companies.

  2014 Restricted Stock Awards in Connection with the IPO

        In connection with the IPO in February 2014, Ladder Capital Corp granted restricted stock awards to members of management and certain employees (the "Grantees") with an aggregate value of $27,537,500, which represents 1,619,853 shares of restricted Class A common stock of Ladder Capital Corp. Fifty percent of each of these restricted stock awards is subject to time-based vesting criteria, and the remaining fifty percent of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Mr. Harris will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees will vest in full on the eighteen-month anniversary of the date of grant and the remaining seventy-five percent will vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2014, 2015 and 2016 if Ladder Capital Corp achieves a return on equity, based on Core Earnings divided by Ladder Capital

Corp's average book value of equity, equal to or greater than 8% for such year (the "Performance Target"), provided that if Ladder Capital Corp misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and Ladder Capital Corp's return on equity for such subsequent year and any years for which Ladder Capital Corp missed the Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by Ladder Capital Corp's average book value of equity, the performance-vesting restricted stock which failed to vest because Ladder Capital Corp previously missed the Performance Target will vest on the last day of such subsequent year. If the term "Core Earnings" is no longer used in Ladder Capital Corp's SEC filings and approved by the LCC Compensation Committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the SEC filings of Ladder Capital Corp, as determined by the LCC Compensation Committee.

        Upon termination of a Grantee's employment or service due to death or disability, and, in the case of Mr. Harris, by terminationwithout cause or resignation by Mr. Harris for good reason (each, as defined in the 2014 Omnibus Incentive Plan), the Grantee's time-vesting restricted stock will accelerate and vest in full, and the Grantee's unvested performance-vesting restricted stock will remain outstanding for the performance period and will vest to the extent Ladder Capital Corp meets the Performance Target, including via the catch up provision described above. Upon a change in control (as defined in the 2014 Omnibus Incentive Plan) all restricted stock will become fully vested, if (1) the Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control but prior to its closing, Grantee's employment is terminated without cause or due to death or disability or Grantee resigns for good reason. The LCC Compensation Committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of these restricted stock awards. Restricted stock awards granted to directors in February 2014 in connection with the IPO totaling $1,225,000 are described in "Director Compensation".

Employment Agreements

        Ladder Capital Finance LLC has entered into employment agreements with each of our named executive officers. A description of each of these agreements follows.

        Brian Harris.    In January 2013, Ladder Capital Finance LLC entered into an amended and restated employment agreement with Mr. Harris (the "Prior Harris Agreement"), which remained in effect until the employment agreement that he entered into in connection with the IPO became effective. The Prior Harris Agreement granted Mr. Harris a base salary, which was not to be less than $500,000 per annum. Mr. Harris was also eligible to receive a discretionary cash bonus that was estimated to be $1.5 million, the actual amount which was determined by the Board of Directors on an annual basis, and was entitled to participate in Ladder Capital Finance LLC's standard employee benefit programs.

        Pursuant to an equity grant agreement, dated September 22, 2008, LCFH granted Mr. Harris 6,049,443 Class A-2 Common Units. Pursuant to an amendment, dated December 22, 2008, such number of Class A-2 Common Units granted was increased to 6,058,760 and during November 2009 such number of Class A-2 Common Units was automatically increased pursuant to a pre-determined contractual formula to 6,305,333 Class A-2 Common Units. Subject to certain terms and conditions, these units vested over 42 months beginning on September 22, 2008.

        Brian Harris Employment Agreement in Connection with the IPO.    Ladder Capital Finance LLC entered into an amended and restated employment agreement with Mr. Harris in January 2014 that became effective upon the completion of the IPO, which superseded the Prior Harris Agreement. Pursuant to this new employment agreement, which provides for an indefinite term of employment,

Mr. Harris is entitled to receive a base salary which shall not be less than $1 million per annum and to participate in Ladder Capital Finance LLC's standard employee benefit programs. He is also eligible to receive a target annual cash bonus equal to 4% of Ladder Capital Corp's income before income taxes on a fully consolidated basis for each calendar year determined in accordance with GAAP, adjusted to exclude certain specified gains or losses, materially the same as the adjustments made to Core Earnings (the "Adjusted Net Income"), to the extent such amounts are included in such net income amount, if Ladder Capital Corp achieves a certain pre-tax return on equity threshold and subject to the discretion of the board of directors of Ladder Capital Corp, and an annual incentive equity award with a target amount equal to $6 million if Ladder Capital Corp achieves a certain pre-tax return on equity threshold and subject to the discretion of the Board of Directors of Ladder Capital Corp, granted pursuant to the 2014 Omnibus Incentive Plan, of which 90% by value will be granted in the form of restricted stock awards and 10% by value will be granted in the form of time-vesting stock options (based on the grant date fair value of such awards). The restricted stock awards will be subject to time-based and performance-based vesting hurdles as follows: half of the restricted stock award will be time-based and vest by 1/3 annually over a three-year vesting period, and half of the restricted stock award will be performance-based and vest if Ladder Capital Corp achieves a return on equity, based on Core Earnings divided by Ladder Capital Corp's average book value of equity, equal to or greater than 8% for such year. In the event that Mr. Harris resigns from his position as an employee of Ladder Capital Finance LLC for any reason or is terminated without cause on or after the three-year anniversary of the date on which the IPO closed, then Mr. Harris' unvested equity incentive awards will vest in full, effective as of the date of his termination.

        Cause generally means Mr. Harris' willful and material violation of Ladder Capital Finance LLC policy that he has previously approved, willful misconduct that materially injures the financial condition of Ladder Capital Finance LLC, a material breach of his employment agreement, Mr. Harris' engagement in theft, embezzlement, fraud or material misappropriation of Ladder Capital Finance LLC property, conviction or plea of nolo contendere to a felony involving dishonesty or moral turpitude (with some specified exceptions) or willful and material failure to comply in good faith with written directions of the Board of Directors of Ladder Capital Corp, provided that such failure is reasonably likely to cause significant financial loss to Ladder Capital Finance LLC and that Mr. Harris has failed to cure such violation, if capable of being cured, within thirty days of written notice by the Board of Directors of Ladder Capital Corp.

        In connection with the IPO, Mr. Harris received a restricted stock award with a grant date fair value of $8.9 million, which represents 523,529 shares of restricted Class A common stock of Ladder Capital Corp. For more details on this award, see "—2014 Grants—2014 Restricted Stock Awards in Connection with the IPO".

        Michael Mazzei.    During February 2012, Ladder Capital Finance LLC entered into an employment agreement with Michael Mazzei (the "Prior Mazzei Agreement"), which remained in effect until the employment agreement that he entered into in connection with the IPO became effective. The Prior Mazzei Agreement granted Mr. Mazzei a base salary, which was not to be less than $500,000 per annum. Mr. Mazzei was also eligible to participate in Ladder Capital Finance LLC's bonus pool, and the amount of Mr. Mazzei's annual discretionary bonus was targeted to be $1.5 million, based on individual performance and the financial performance of LCFH. He was also entitled to participate in Ladder Capital Finance LLC's standard employee benefit programs.

        Pursuant to an equity grant agreement, dated June 4, 2012, LCFH granted Mr. Mazzei 1,127,543 Class A-2 Common Units (which were subsequently transferred by Mr. Mazzei to a Mazzei trust) and 31,451.61 Series B Participating Preferred Units. Subject to certain terms and conditions, these units vest over 36 months beginning on January 1, 2012, which vesting may accelerate in certain circumstances, including a sale of LCFH. In addition, Mr. Mazzei was granted an option to purchase up to 24,195.55 Series B Participating Preferred Units at a price of $124.00 per unit. Mr. Mazzei exercised his option in respect of 14,516.13 Series B Participating Preferred Units on May 29, 2013 at an exercise price of $124 per unit. The remaining options in respect of this equity grant held by Mr. Mazzei terminated on May 29, 2013.

        Thomas Harney.    During March 2010, Ladder Capital Finance LLC entered into a four-year employment agreement with Thomas Harney (which employment agreement was amended during January 2013) (the "Prior Harney Agreement"), which automatically renewed for one-year terms unless a non-renewal notice 90 days prior to the end of the then-current term is provided by either party. The Prior Harney Agreement remained in effect until the employment agreement that Mr. Harney entered into in connection with the IPO became effective. The Prior Harney Agreement granted Mr. Harney a base salary, which was not to be less than $400,000 per annum. Mr. Harney was also eligible to participate in Ladder Capital Finance LLC's bonus pool, and the amount of Mr. Harney's annual discretionary bonus was targeted to be $1.6 million, based on individual performance and the financial performance of LCFH. Under the agreement, Mr. Harney was also eligible to receive 50% of any cash received by LCFH for any assignment for merger and acquisition and merchant banking/advisory services performed by LCFH without any use of LCFH's capital. He was also entitled to participate in Ladder Capital Finance LLC's standard employee benefit programs.

        Pursuant to an equity grant agreement, dated April 20, 2010, LCFH granted Mr. Harney 910,491 Class A-2 Common Units. Subject to certain terms and conditions, these units vest over 42 months beginning on April 19, 2010.

        Michael Mazzei and Thomas Harney Employment Agreements in Connection with the IPO.    Ladder Capital Finance LLC entered into amended and restated employment agreements with Mr. Mazzei and Mr. Harney in January 2014 that became effective upon completion of the IPO and which superseded the Prior Mazzei Agreement and the Prior Harney Agreement, respectively. Pursuant to these new employment agreements, which provide for indefinite terms of employment, each of Mr. Mazzei and Mr. Harney is entitled to receive a base salary which shall not be less than $750,000 and $500,000 per annum, respectively, and to participate in Ladder Capital Finance LLC's standard employee benefit programs. Messrs. Mazzei and Harney are eligible to receive a target annual cash bonus for the 2014 calendar year equal to $3.75 million and $1.5 million, respectively, if Ladder Capital Corp achieves a certain pre-tax return on average equity threshold and subject to the discretion of the Board of Directors of Ladder Capital Corp, and for calendar years after 2014, a discretionary annual cash bonus, if any, from the targeted annual cash bonus pool for our management team, as established by the board of directors of Ladder Capital Corp and the LCC Compensation Committee (which total target of annual cash bonus pool for our management team, including the amount targeted for Mr. Harris as described above, we intend to represent 9% of the Adjusted Net Income, if Ladder Capital Corp achieves a certain pre-tax return on average equity threshold and subject to the discretion of the Board of Directors of Ladder Capital Corp). Messrs. Mazzei and Harney are also eligible to receive an annual incentive equity award for the 2014 calendar year equal to $3 million and $1.125 million, respectively, if Ladder Capital Corp achieves a certain pre-tax return on average equity threshold and subject to the discretion of the Board of Directors of Ladder Capital Corp, and for calendar years after 2014, a discretionary annual equity incentive grant deemed appropriate by the board of directors of Ladder Capital Corp and the LCC Compensation Committee, in consultation with our Chief Executive Officer, pursuant to the 2014 Omnibus Incentive Plan, of which 90% by value will be granted in the form of restricted stock awards and 10% by value will be granted in the form of time-vesting stock options (based on the grant date fair value of such awards). The restricted stock awards will be subject to time-based and performance-based vesting hurdles as follows: half of the restricted stock award will be time-based and vest by 1/3 annually over a three-year vesting period, and half of the restricted stock award will be performance-based and vest if Ladder Capital Corp achieves a return on equity, based on Core Earnings divided by the Ladder Capital Corp's average book value of equity, equal to or greater than 8% for such year. In the event that either of Messrs. Mazzei or Harney resigns from his position as an employee of Ladder Capital Finance LLC for any reason on or after the five-year anniversary of the date on which the IPO closed and such executive's years of service with Ladder Capital Finance LLC plus his age equals at least 60, then such executive's time-vesting incentive equity awards will vest in full, effective as of the date of his termination, and his performance-vesting incentive awards will remain outstanding and eligible to vest after his termination.

        For each of Messrs. Mazzei and Harney, cause generally means (i) willful and material violation of Ladder Capital Finance LLC policy, (ii) willful misconduct that materially injures the financial condition of Ladder Capital Finance LLC, (iii) a material breach of his employment agreement, (iv) engagement in theft, embezzlement, fraud or material misappropriation of Ladder Capital Finance LLC property or (v) conviction or plea of nolo contendere to a felony involving dishonesty or moral turpitude (with some specified exceptions), so long as, in the case of Mr. Mazzei, he has failed to cure such violation, if capable of being cured, within sixty days of written notice by the Board, and in the case of Mr. Harney, he has failed to cure a violation provided in (i) and (iii) within thirty days of written notice by the Board of Directors of Ladder Capital Corp.

        In connection with the IPO, Mr. Mazzei received a restricted stock award with a grant date fair value of $4.95 million, which represents 291,176 shares of restricted Class A common stock of Ladder Capital Corp, and Mr. Harney received a restricted stock award with a grant date fair value of $1.95 million, which represents 114,706 shares of restricted Class A common stock of Ladder Capital Corp. For more details on this award, see "—2014 Grants—2014 Restricted Stock Awards in Connection with The IPO".

Phantom Equity Investment Plan (Deferred Compensation Plan)

        LCFH entered into a Phantom Equity Investment Plan, effective on June 30, 2011 (the "Plan"). The Plan is an annual deferred compensation plan pursuant to which mandatory contributions are made to the Plan, depending upon the participant's specific level of compensation and to which participants may make elective contributions. Generally, if a participant's total compensation is in excess of a certain threshold, a portion of a participant's performance-based annual bonus is required to be deferred into the Plan. Otherwise, amounts may be deferred into the Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the Plan.

        In the event that a participant elects to (or is required to) defer a portion of their compensation pursuant to the Plan, such amount is not paid to the participant and is instead credited to such participant's notional account under the Plan. Prior to the IPO, such amounts would have been invested, on a phantom basis, in the Series B Participating Preferred Units in LCFH until such amounts are eventually paid to the participant pursuant to the Plan. Following the IPO, as described below, such amounts were invested on a phantom basis in Class A common stock of Ladder Capital Corp. Mandatory contributions are subject to one-third vesting over a three year period following the applicable Plan year in which the related compensation was earned. Elective contributions are immediately vested upon contribution. Unvested amounts are generally forfeited upon the participant's resignation or termination for cause.

        The date that the amounts deferred into the Plan are paid to a participant depends upon whether such deferral was a mandatory deferral or an elective deferral. Elective deferrals are paid upon the earlier to occur of (1) a change in control (as defined in the Plan), (2) the end of the participant's employment, or (3) December 31, 2017. The vested amounts of the mandatory contributions are paid upon the first to occur of (1) a change in control and (2) the first to occur of (x) December 31, 2017 or (y) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable plan year to which the underlying deferred annual bonus relates. Payment is generally made in the form of the actual Series B Participating Preferred Units in which the deferred amounts were previously notionally invested, although LCFH may elect to make such payment in cash in an amount equal to the then fair market value of such units. Mandatory contributions that are paid at the time specified in 2(y) above may be made in cash or in such units at the election of the participant, subject to LCFH having sufficient cash to make such payment.

        As of, and a result of, the consummation of, the IPO each participant in the Plan had his or her notional interest in LCFH's Series B Participating Preferred Units converted into a notional interest in Class A common stock of Ladder Capital Corp, which notional conversion was based on the issuance price of Class A common stock of Ladder Capital Corp in the IPO.

Potential Payments upon Termination or Change-in-Control

  Employment Agreements

        Brian Harris.    Pursuant to the Prior Harris Agreement, if Mr. Harris' employment had been terminated by Ladder Capital Finance LLC without cause or if Mr. Harris had resigned for good reason, then (i) he would have been entitled under the Prior Harris Agreement to receive severance payments of up to $5.0 million and to continue to receive continued medical and dental insurance benefits for one year following his termination date and (ii) he would have only been subject to non-competition and non-solicitation provisions for a one-year period post-employment if Ladder Capital Finance LLC elected to pay him an additional $5.0 million. Cause generally meant Mr. Harris's willful and material violation of Ladder Capital Finance LLC policy which he has previously approved, his willful misconduct which materially injured the financial condition of Ladder Capital Finance LLC, certain breaches of his employment agreement, failure to comply in good faith with directions of the Board, or Mr. Harris's commission of specified theft crimes or any felony. Good reason generally meant significant changes in Mr. Harris's official duties, relocation of his office without his consent, or reduction of his salary. Mr. Harris would have been required to execute a General Release waiving claims against the Ladder Capital Finance LLC arising from the Prior Harris Agreement as a condition to receiving his severance payments and benefits.

        Pursuant to the amended and restated employment agreement that Ladder Capital Finance LLC entered into with Mr. Harris that became effective upon the completion of the IPO, upon a termination by Ladder Capital Finance LLC without cause (see "—Employment Agreements—Brian Harris Employment Agreement in Connection with the IPO") or by Mr. Harris for good reason, subject to Mr. Harris' execution of a release of claims in favor of Ladder Capital Finance LLC and its affiliates, he will be entitled to receive (i) cash severance equal to the greater of $10 million or two times the sum of Mr. Harris' annual base salary in effect at the time of termination and the average of the annual cash bonuses paid to him with respect to the two calendar years immediately preceding his termination (the "Harris Cash Severance"), 50% of which will be payable in a lump sum and 50% of which will be payable in twelve equal monthly installments, (ii) if Mr. Harris's employment terminates before he receives his annual cash bonus with respect to the 2014 calendar year, a prorated annual target cash bonus for the year in which the termination occurs, payable at the same time performance bonuses for such calendar year are paid to our other senior executives and (iii) reimbursements for continued health care for up to two years immediately following Mr. Harris' termination (as allowed by law). If Mr. Harris' termination occurs within one year of a change in control (as defined in the 2014 Omnibus Incentive Plan), then the Harris Cash Severance will be payable in a lump sum, as permitted by law.

        Good reason generally means, without Mr. Harris' written consent, the Board's assignment to Mr. Harris of any duties materially inconsistent with, or a material diminution of, his position, duties, responsibilities or status as a Chief Executive Officer of a comparable company, a change in Mr. Harris' reporting responsibilities, title or office, an amendment to any written incentive equity, equity grant or written bonus plan for the benefit of Ladder Capital Finance LLC's employees, failure to permit Mr. Harris to nominate at least two individuals for the initial nominating committee of our Board, any removal of Mr. Harris from his position as Chief Executive Officer (with specified exceptions), relocation of Mr. Harris' office to a location outside of New York, New York, a reduction in Mr. Harris' base salary or a material reduction in benefits taken as a whole, a material breach of the terms of Mr. Harris' employment arrangement, removal of Mr. Harris from his position as a member of the Board or a failure by our shareholders to re-elect Mr. Harris to his position as a member of the Board or a breach of any material breach of the terms of Mr. Harris' employment arrangement by Ladder Capital Finance LLC, each reduction, removal or breach that is not cured with thirty days' written notice provided to the Board of Directors of Ladder Capital Corp by Mr. Harris.

        Notwithstanding the foregoing, if Mr. Harris' employment is terminated before he receives his annual cash bonus with respect to 2014, the Harris Cash Severance will be equal to $17 million, and if Mr. Harris' employment occurs after he receives his annual cash bonus with respect to 2014 but before he receives his annual cash bonus with respect to 2015, the bonus component of the Harris Cash Severance will be based on the greater of Mr. Harris' annual cash bonus with respect to 2014 and his target annual cash bonus with respect to 2015.

        Pursuant to the amended and restated employment agreement that Mr. Harris entered in connection with the IPO, he will be subject to a confidentiality covenant (with some specified exceptions), a one-year post-termination non-competition covenant and a two-year post-termination employee and customer non-solicitation covenant.

        The Prior Harris Agreement contained perpetual confidentiality and inventions covenants.

        Michael Mazzei.    Pursuant to the Prior Mazzei Agreement, if Mr. Mazzei's employment had been terminated by Ladder Capital Finance LLC without cause or Mr. Mazzei had resigned with good reason, then (i) he would have been entitled to continue to receive his base salary and continued medical and dental insurance benefits for a period of up to one year following his termination date as well as a pro rata bonus, based on a target bonus of $1.5 million, with respect to the fiscal year in which such termination of employment occurs and (ii) he would have only been subject to non-competition and certain non-solicitation provisions for a one-year period post-employment if Ladder Capital Finance LLC elected to pay him an additional $1.5 million. Mr. Mazzei would have been entitled to a pro rata bonus for the portion of the year worked in which termination had occurred without cause or for good reason. Cause generally meant Mr. Mazzei's willful and material violation of Ladder Capital Finance LLC policy, his willful misconduct which materially injured the financial condition of Ladder Capital Finance LLC, certain breaches of his employment agreement, or Mr. Mazzei's commission of specified theft crimes or any felony. Good reason generally meant significant changes in Mr. Mazzei's official duties or reduction of his salary below a specified minimum. Mr. Mazzei would have been required to execute a General Release waiving claims against Ladder Capital Finance LLC arising from the Prior Mazzei Agreement as a condition to receiving his severance payments and benefits.

        Pursuant to the amended and restated employment agreement that Ladder Capital Finance LLC entered into with Mr. Mazzei that became effective upon the completion of the IPO, upon a termination by Ladder Capital Finance LLC without cause (see "—Employment Agreements—Michael Mazzei and Thomas Harney Employment Agreements in Connection with The IPO") or by Mr. Mazzei for good reason, in addition to payment of any unpaid annual cash bonus previously awarded as of the date of Mr. Mazzei's termination of employment and subject to his execution of a release of claims in favor of Ladder Capital Finance LLC and its affiliates and compliance with the applicable restrictive covenants, Mr. Mazzei will be entitled to receive (i) cash severance equal to one and a half times the sum of his annual base salary in effect at the time of termination and the average of his annual cash bonuses with respect to the two calendar years immediately preceding his termination (the "Mazzei Cash Severance"), 50% of which will be payable in a lump sum and 50% of which will be payable in twelve equal monthly installments, (ii) if Mr. Mazzei's employment terminates before he receives his annual cash bonus with respect to the 2014 calendar year, a prorated annual target cash bonus for the year in which the termination occurs, based on our performance as of Mr. Mazzei's termination date as determined by our compensation committee, in consultation with our Chief Executive Officer, and payable at the same time performance bonuses for such calendar year are paid to our other senior executives and (iii) reimbursements for continued health care for up to eighteen months immediately following Mr. Mazzei's termination. If Mr. Mazzei's termination occurs within one year of a change in control (as defined in the 2014 Omnibus Incentive Plan), then the Mazzei Cash Severance will be payable in a lump sum, as permitted by law.

        Good reason generally means, without Mr. Mazzei's written consent, a change in Mr. Mazzei's reporting duties such that he no longer reports to our chief executive officer or the Board, a reduction in his title or a material diminution in his duties or authority (including removal from his position), relocation of Mr. Mazzei's office to a location outside of New York, New York, the appointment of a co-president, the appointment of an individual other than Mr. Harris as chief executive officer of Ladder Capital Finance LLC without Mr. Mazzei having been first offered such position of chief executive officer and declining to accept such position, a reduction in Mr. Mazzei's base salary below $750,000 following the closing of the IPO or any material reduction in Mr. Mazzei's benefits taken as a whole or any material breach of the terms of Mr. Mazzei's employment arrangement by Ladder Capital Finance LLC, each reduction or breach that is not cured with thirty days' written notice provided to the Board of Directors of Ladder Capital Corp by Mr. Mazzei.

        Notwithstanding the foregoing, if Mr. Mazzei's employment is terminated before he receives his 2014 annual cash bonus, the Mazzei Cash Severance will be equal to $5.5 million, and if Mr. Mazzei's termination occurs after he has received his annual cash bonus with respect to 2014 but before he receives his annual cash bonus with respect to 2015, the bonus component of the Mazzei Cash Severance will equal to greater of his annual cash bonus paid with respect to 2014 and his target annual cash bonus with respect to 2015.

        Pursuant to the amended and restated employment agreement that Mr. Mazzei entered into in connection with the IPO, he will be subject to a confidentiality covenant, a one-year post-termination non-competition covenant and an eighteen-month post-termination employee and customer non-solicitation covenant.

        The Prior Mazzei Agreement contained a one-year post-termination employee and customer non-solicitation provision. The Prior Mazzei Agreement additionally contained perpetual confidentiality and inventions covenants.

        Thomas Harney.    Pursuant to the Prior Harney Agreement, upon a termination without cause or Mr. Harney's resignation not submitted in circumstances permitting termination with cause, he would have been entitled to continue to receive his base salary and continued medical and dental insurance benefits for a period of up to 180 days, with respect to a termination without cause, or 60 days, with respect to a resignation not submitted in circumstances permitting termination with cause, following his termination date. Further, following his separation from Ladder Capital Finance LLC, Mr. Harney agreed that he would not compete with Ladder Capital Finance LLC for a period of 60 days and would not solicit its employees for a period of 180 days. Mr. Harney would have been required to execute a General Release waiving claims against Ladder Capital Finance LLC arising from the Prior Harney Agreement, as a condition to receiving his severance payments and benefits. Cause generally had the same meaning in Mr. Harney's agreement as it had in the Prior Mazzei Agreement.

        The Prior Harney Agreement contained a 60-day post-termination non-competition provision and a 180-day post-termination employee and customer non-solicitation provision. The Harney Agreement additionally contained perpetual confidentiality and inventions covenants. Any severance amounts payable to Mr. Harney under the Prior Harney Agreement were expressly contingent on his compliance with the non-competition covenant in his agreement and his not accepting employment with any other employer during the non-compete period.

        Pursuant to the amended and restated employment agreement that Ladder Capital Finance LLC entered with Mr. Harney that became effective upon the completion of the IPO, upon a termination by Ladder Capital Finance LLC without cause (see "—Employment Agreements—Michael Mazzei and Thomas Harney Employment Agreements in Connection with The IPO") or by Mr. Harney for good reason, subject to Mr. Harney's execution of a release of claims in favor of Ladder Capital Finance LLC and its affiliates, Mr. Harney will be entitled to receive (i) cash severance equal to the lesser of $1 million and the sum of Mr. Harney's annual base salary in effect at the time of termination and the average of Mr. Harney's annual cash bonuses with respect to the two calendar years immediately preceding his termination (the "Harney Cash Severance"), 50% of which will be payable in a lump sum and 50% of which will be payable in twelve equal monthly installments, (ii) a prorated annual cash bonus (the "Prorated Bonus"), based on our performance as of Mr. Harney's termination date as determined by our compensation committee, in consultation with our Chief Executive Officer, payable at the same time performance bonuses for such calendar year are paid to our other senior executives (provided that such Prorated Bonus cannot exceed $1 million over the Harney Cash Severance, and for such Prorated Bonus be payable, the Harney Cash Severance may not exceed $1 million), and (iii) reimbursements for continued health care for up to three months (or six months, if Ladder Capital Finance LLC elects to extend the post-termination non-competition period applicable to Mr. Harney) immediately following Mr. Harney's termination. If Mr. Harney's termination occurs within one year of a change in control (as defined in the 2014 Omnibus Incentive Plan), then the Harney Cash Severance will be payable in a lump sum, as permitted by law.

        Good reason generally means, without Mr. Harney's written consent, the Board's assignment to Mr. Harney of any duties materially inconsistent with, or a material diminution of, his position, duties, responsibilities or status as a Head of Merchant Banking and Capital Markets of a comparable company, if Mr. Harris is no longer our Chief Executive Officer, a change in Mr. Harney's reporting responsibilities, a change in Mr. Harney's title or office, any removal of Mr. Harney from his position (with specified exceptions), relocation of Mr. Harney's office to a location outside of New York, New York, a reduction in Mr. Harney's base salary or a material reduction in benefits taken as a whole, a material breach of the terms of Mr. Harney's employment arrangement, each reduction, removal or breach that is not cured with thirty days' written notice provided to the Board of Directors of Ladder Capital Corp by Mr. Harney, or, if Mr. Harris is no longer our Chief Executive Officer, a material reduction of Mr. Harney's targeted annual cash bonus or annual equity incentive grant, taken as a whole.

        Notwithstanding the foregoing, if Mr. Harney's employment is terminated before he receives his 2014 annual cash bonus, the Harney Cash Severance will be equal to $1 million, and if Mr. Harney's termination occurs after he has received his annual cash bonus with respect to 2014 but before he receives his annual cash bonus with respect to 2015, the bonus component of the Harney Cash Severance will equal to greater of his annual cash bonus paid with respect to 2014 and his target annual cash bonus with respect to 2015.

        Pursuant to the amended and restated employment agreement that Mr. Harney entered into in connection with the IPO, Mr. Harney will be subject to a confidentiality covenant, a 90-day post-termination non-competition covenant and a one-year post-termination employee and customer non-solicitation covenant. Notwithstanding the foregoing, however, Ladder Capital Finance LLC, with the approval of the Board and after consultation with Mr. Harris, so long as Mr. Harris remains our Chief Executive Officer, may extend the post-termination non-compete period for an additional 90-day period if it provides Mr. Harney with severance payments equal to three months of his base salary, payable in three monthly installments during such period of extension, and reimbursements for continued health care for up to six months instead of three months.

Termination, Severance and Change of Control Arrangements

        The Table below sets forth payments due as of December 31, 2013 to each named executive officer in case of termination without cause or resignation for good reason or a change of control.

Named Executive Officer(1)	Category of Payment	Termination Without Cause or Termination by the Employee for Good Reason	Change in Control Without Termination	Termination Upon Change of Control
Brian Harris	Cash Severance(2)	$5,035,496	—	$5,035,496
	Accelerated Vesting of Stock-Based Awards
	Continuation of Benefits and Perquisites(3)	$41,067	—	$41,067

	Total:	$5,076,563	—	$5,076,563
Michael Mazzei	Cash Severance(2)	$535,495	—	$535,495
	Accelerated Vesting of Stock-Based Awards	—	$1,420,682	$1,420,682
	Continuation of Benefits and Perquisites(3)	$41,067	—	$41,067

	Total:	$576,562	$1,420,682	$1,461,749
Thomas Harney	Cash Severance(2)	$217,748	—	$217,748
	Accelerated Vesting of Stock-Based Awards	—	—	—
	Continuation of Benefits and Perquisites(3)	$20,533	—	$20,533

	Total:	$238,281	—	$238,281

(1)
See Footnote 1 to the Summary Compensation Table.

(2)
Cash severance payments for Mr. Harris are composed of 0.75% of the book value of LCFH, not to exceed $5 million as of the last day of the calendar month prior to his termination. Cash severance payments for Mr. Harney are composed of 180 days of base salary and for Mr. Mazzei are composed of his annual base salary. Additionally, Mr. Harris and Mr. Mazzei are each entitled, at the election of Ladder Capital Finance LLC, to an additional $5 million and $1.5 million, respectively, of cash severance which, if paid, shall bind the respective named executive officer to his non-competition and non-solicitation obligations under his employment agreement for an additional one year.

(3)
The values provided represent continued medical and dental insurance coverage for one year with respect to Messrs. Harris and Mazzei and 180 days with respect to Mr. Harney at a rate of $3,422.21 per month ($3,257.42 for medical benefits, $146.77 for dental benefits and $18.02 for vision benefits).

Employee Benefit Plans

  2008 Incentive Equity Plan

        On September 22, 2008, the Board of Directors of LCFH adopted the original 2008 Incentive Equity Plan. The Amended and Restated 2008 Incentive Equity Plan was adopted by the Board of Directors of LCFH on February 15, 2012.

        Pursuant to the 2008 Incentive Equity Plan, we granted each of the named executive officers Class A-2 Common Units and, in Mr. Mazzei's case, Series B Participating Preferred Units, under individual grant agreements. See "—Summary Compensation Table" for the number of units granted.

  2014 Omnibus Incentive Plan

        In connection with the IPO, Ladder Capital Corp adopted the 2014 Omnibus Incentive Plan. The 2014 Omnibus Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of Ladder Capital Corp and its subsidiaries, as well as others performing consulting or advisory services for Ladder Capital Corp, are eligible for grants under the 2014 Omnibus Incentive Plan. The purpose of the 2014 Omnibus Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. Set forth below is a summary of the material terms of the 2014 Omnibus Incentive Plan.

  Administration of the 2014 Omnibus Incentive Plan

        The 2014 Omnibus Incentive Plan is administered by the LCC Compensation Committee. Among the LCC Compensation Committee's powers is to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the 2014 Omnibus Incentive Plan or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the 2014 Omnibus Incentive Plan as it deems necessary or proper. The LCC Compensation Committee has authority to administer and interpret the 2014 Omnibus Incentive Plan, to grant discretionary awards under the 2014 Omnibus Incentive Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock of Ladder Capital Corp to be covered by each award, to make all other determinations in connection with the 2014 Omnibus Incentive Plan and the awards thereunder as the LCC Compensation Committee deems necessary or desirable and to delegate authority under the 2014 Omnibus Incentive Plan to our executive officers.

  Available Shares

        The aggregate number of shares of Class A common stock of Ladder Capital Corp (referred to as "common stock" unless otherwise indicated) which may be issued or used for reference purposes under the 2014 Omnibus Incentive Plan or with respect to which awards may be granted may not exceed 3 million shares (the "Share Reserve"). The Share Reserve may be subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock of Ladder Capital Corp. In the event of any of these occurrences, Ladder Capital Corp may make any adjustments that it considers appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The Share Reserve shall be automatically increased on January 1 of each year that the 2014 Omnibus Incentive Plan is in effect by 2.25% of the total number of shares of Class A common stock and Class B common stock of Ladder Capital Corp, collectively, outstanding on the last day of the immediately preceding December or a lesser amount determined by the Board of Directors of Ladder Capital Corp. The shares available for issuance under the 2014 Omnibus Incentive Plan may be, in whole or in part, either authorized and unissued shares of common stock of Ladder Capital Corp or shares of common stock of Ladder Capital Corp held in or acquired for our treasury. In general, if awards under the 2014 Omnibus Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2014 Omnibus Incentive Plan.

        The maximum number of shares of common stock of Ladder Capital Corp with respect to which any stock option, stock appreciation right, shares of restricted stock or other stock-based awards that are subject to the attainment of specified performance goals and intended to satisfy Section 162(m) of the Internal Revenue Code and may be granted under the 2014 Omnibus Incentive Plan during any fiscal year to any eligible individual is 2 million shares (per type of award). The total number of shares of common stock of Ladder Capital Corp with respect to all awards that may be granted under the 2014 Omnibus Incentive Plan during any fiscal year to any eligible individual is 3 million shares. There are no annual limits on the number of shares of common stock of Ladder Capital Corp with respect to an award of restricted stock that are not subject to the attainment of specified performance goals to eligible individuals. The maximum number of shares of common stock of Ladder Capital Corp subject to any performance award which may be granted under the 2014 Omnibus Incentive Plan during any fiscal year to any eligible individual is 2 million shares. The maximum value of a cash payment made under a performance award which may be granted under the 2014 Omnibus Incentive Plan during any fiscal year to any eligible individual is $30 million.

  Eligibility for Participation

        Members of Ladder Capital Corp's Board of Directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2014 Omnibus Incentive Plan.

  Award Agreement

        Awards granted under the 2014 Omnibus Incentive Plan are evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant's employment, as determined by the LCC Compensation Committee.

  Stock Options

        The LCC Compensation Committee may grant nonqualified stock options to eligible individuals and incentive stock options only to eligible employees. The LCC Compensation Committee will determine the number of shares of common stock of Ladder Capital Corp subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a ten percent stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of common stock of Ladder Capital Corp at the time of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share's fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the LCC Compensation Committee at grant and the exercisability of such options may be accelerated by the LCC Compensation Committee.

  Stock Appreciation Rights

        The LCC Compensation Committee may grant stock appreciation rights, which we refer to as SARs, either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, which we refer to as a Tandem SAR, or independent of a stock option, which we refer to as a Non-Tandem SAR. A SAR is a right to receive a payment in shares of common stock of Ladder Capital Corp or cash, as determined by the LCC Compensation Committee, equal in value to the excess of the fair market value of one share of common stock of Ladder Capital Corp on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of common stock of Ladder Capital Corp on the date of grant in the case of a Non-Tandem SAR. The LCC Compensation Committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the 2014 Omnibus Incentive Plan, or such other event as the LCC Compensation Committee may designate at the time of grant or thereafter.

  Restricted Stock

        The LCC Compensation Committee may award shares of restricted stock of Ladder Capital Corp. Except as otherwise provided by the LCC Compensation Committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient's restricted stock agreement. The LCC Compensation Committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

        Recipients of restricted stock of Ladder Capital Corp are required to enter into a restricted stock agreement with Ladder Capital Corp that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

        If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the LCC Compensation Committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances. Section 162(m) of the Internal Revenue Code requires that performance awards be based upon objective performance measures. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria set forth on Exhibit A to the 2014 Omnibus Incentive Plan and are discussed in general below.

  Other Stock-Based Awards

        The LCC Compensation Committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock and deferred stock units under the 2014 Omnibus Incentive Plan that are payable in cash or denominated or payable in or valued by shares of common stock of Ladder Capital Corp or factors that influence the value of such shares. The LCC Compensation Committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Internal Revenue Code and/or a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2014 Omnibus Incentive Plan and discussed in general below.

  Other Cash-Based Awards

        The LCC Compensation Committee may grant awards payable in cash. Cash-based awards will be in such form, and dependent on such conditions, as the LCC Compensation Committee will determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the LCC Compensation Committee may accelerate the vesting of such award in its discretion.

  Performance Awards

        The LCC Compensation Committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The LCC Compensation Committee may grant performance awards that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code as well as performance awards that are not intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock of Ladder Capital Corp, based on the then current fair market value of such shares, as determined by the LCC Compensation Committee. Based on service, performance and/or other factors or criteria, the LCC Compensation Committee may, at or after grant, accelerate the vesting of all or any part of any performance award.

  Performance Goals

        The LCC Compensation Committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code. These awards may be granted, vest and be paid based on the attainment of specified performance goals established by the LCC Compensation Committee. These performance goals may be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following: (1) Non-GAAP performance measures, as provided in the "—Non-GAAP Financial Measures" section; (2) line items on Ladder Capital Corp's income statement, including but not limited to net interest income, total other income, total costs and expenses, income before taxes, net income and/or earnings per share; (3) line items on Ladder Capital Corp's balance sheet, including but not limited to debt or other similar financial obligations of Ladder Capital Corp, which may be calculated net of cash balances and/or other offsets and adjustments as may be established by the Committee in its sole discretion; (4) line items on Ladder Capital Corp's statement of cash flows, including but not limited to net cash provided in (used by) operating activities, investing activities, and/or financing activities; origination of mortgage loan receivables held for sale, proceeds from sales of mortgage loan receivables held for sale, purchases of real estate securities and/or purchases of real estate; (5) market share; (6) financial ratios including but not limited to operating margin, return on equity, return on assets, and/or return on invested capital; or (7) total shareholder return, the fair market value of a share of common stock of Ladder Capital Corp, or the growth in value of an investment in common stock of Ladder Capital Corp assuming the reinvestment of dividends.

        To the extent permitted by law, the LCC Compensation Committee may also exclude the impact of an event or occurrence which the LCC Compensation Committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in accounting standards required by generally accepted accounting principles.

        Performance goals may also be based on an individual participant's performance goals, as determined by the LCC Compensation Committee.

        In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The LCC Compensation Committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

  Change in Control

        In connection with a change in control, as defined in the 2014 Omnibus Incentive Plan, the LCC Compensation Committee may accelerate vesting of outstanding awards under the 2014 Omnibus Incentive Plan. In addition, such awards may be, in the discretion of the LCC Compensation Committee, (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by Ladder Capital Corp for an amount equal to the excess of the price of a share of common stock of Ladder Capital Corp paid in a change in control over the exercise price of the awards; or (3) cancelled if the price of a share of common stock of Ladder Capital Corp paid in a change in control is less than the exercise price of the award. The LCC Compensation Committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.

  Stockholder Rights

        Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of common stock of Ladder Capital Corp covered by any award until the participant becomes the record holder of such shares.

  Amendment and Termination

        Notwithstanding any other provision of the 2014 Omnibus Incentive Plan, the board of directors of Ladder Capital Corp may at any times amend any or all of the provisions of the 2014 Omnibus Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise, subject to stockholder approval in certain instances; provided, however, that, unless otherwise required by law or specifically provided in the 2014 Omnibus Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

  Transferability

        Awards granted under the 2014 Omnibus Incentive Plan generally are nontransferable, other than by will or the laws of descent and distribution, except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.

  Recoupment of Awards

        The 2014 Omnibus Incentive Plan provides that awards granted under the 2014 Omnibus Incentive Plan are subject to any recoupment policy that Ladder Capital Corp may have in place or any obligation that Ladder Capital Corp may have regarding the clawback of "incentive-based compensation" under the Securities Exchange Act of 1934 or under any applicable rules and regulations promulgated by the Securities and Exchange Commission.

  Effective Date and Term

        The 2014 Omnibus Incentive Plan was adopted by the Board of Directors of Ladder Capital Corp on the date specified in the 2014 Omnibus Incentive Plan and approved by shareholders. No award will be granted under the 2014 Omnibus Incentive Plan on or after the ten-year anniversary of the date on which the 2014 Omnibus Incentive Plan becomes effective. Any award outstanding under the 2014 Omnibus Incentive Plan at the time of termination will remain in effect until such award is exercised or has expired in accordance with its terms.

Director Compensation

        The following table shows the compensation earned during the fiscal year ended December 31, 2013, by each of the directors of LCFH who are not named executive officers.

Director Compensation Table For the Year Ended December 31, 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Fishman	$300,000	—	—	—	—	—

  Narrative Disclosure Regarding Director Compensation Table

        With respect to 2013, none of the directors of LCFH, other than Alan Fishman, received any compensation from us for service on the Board of Directors. Ladder Capital Finance LLC has entered into a director agreement with Mr. Fishman, which provides Mr. Fishman with a $300,000 fee per year for being Chairman of the Board of Directors of LCFH and subsequently Ladder Capital Corp. The director agreement may terminate upon written notice of termination by Mr. Fishman or the TowerBrook Majority Holders and the GI Majority Holders (as defined in the director agreement) or upon Sale of the Company (as defined in our 2008 Plan).

  Compensation Policies and Practices as They Relate to Risk Management

        One of the key functions of the Boards of Directors of Ladder Capital Corp and LCFH is informed oversight of our risk management process. The Boards administer this oversight function directly through themselves as a whole, as well as through various standing committees formerly of the Board of Directors of LCFH and now of the Board of Directors of Ladder Capital Corp that address risks inherent in their respect areas of oversight. In particular, the risk and underwriting committee is responsible for monitoring and assessing strategic risk exposure, our major financial risk exposures and the steps our management has taken to monitor and control these exposures, reviewing with management the process by which risk assessment and management is undertaken, and monitoring compliance with legal and regulatory requirements. The audit committee is responsible for reviewing the adequacy and effectiveness of our internal controls over financial reporting with our independent auditors. The LCC Compensation Committee assesses and monitors whether any of our compensation policies and programs are reasonably likely to have a material adverse effect on the Company.

  Compensation Committee Interlocks and Insider Participation

        No member of the LCFH Compensation Committee or the LCC Compensation Committee is or has been one of our officers or employees or has had any relationship with us requiring disclosure under the SEC's rules and regulations.

Rule 10b5-1 Sales Plan

        Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock of Ladder Capital Corp on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares of common stock of Ladder Capital Corp outside a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our policy on insider trading.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Our partners' capital is represented by outstanding Series A Participating Preferred Units, Series B Participating Preferred Units and Class A Common Units. Ladder Capital Finance Corporation is a direct, wholly-owned subsidiary of Ladder.

        Notwithstanding the beneficial ownership of our partners' capital, the LLLP Agreement governs the appointment of our directors and certain other material events. The parties to the LLLP Agreement have agreed to appoint the directors as set forth therein. See "Certain Relationships and Related Party Transactions—Ladder LLLP Agreement" for a more detailed description of the LLLP Agreement.

        The following table sets forth, as of December 31, 2013, certain information with respect to owners of more than 5% of our Series A and Series B Participating Preferred Units, owners of more than 5% of our Class A Common Units, and the ownership of our Series A and Series B Participating Preferred

Units and Class A Common Units by each of our directors and named executive officers and by all of our directors and executive officers as a group:

	Series A and Series B Participating Preferred Units(1)		Class A Common Units(3)
Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percentage of Participating Preferred Units(2)	Number of Units Beneficially Owned	Percentage of Common Units(3)
Principal Beneficial Owners:
Entities affiliated with GI Partners(4)	1,782,258	21.6%	1,934,964	8.6%
Entities affiliated with TowerBrook(5)	1,620,968	19.6%	4,058,076	18.0%
GP09 Ladder Limited Partnership(6)	1,209,677	14.6%	—	—
OCP LCF Investment, Inc.(7)	585,000	7.1%	—	—
Meridian LCF LLC(8)	225,000	2.7%	1,132,741	5.0%
Greta Guggenheim	5,672	0.1%	3,167,351	14.0%
Named Executive Officers and Directors:
Alan Fishman	75,000	0.9%	1,030,942	4.6%
Brian Harris and a Harris Trust(9)	250,000	3.0%	7,039,579	31.2%
Jonathan Bilzin(5)	—	—	—	—
Amin Hariri(4)	—	—	—	—
Ralph Herzka(8)	—	—	—	—
Neal Moszkowski(5)	—	—	—	—
Howard Park(4)	—	—	—	—
Joel C. Peterson(10)	100,000	1.2%	207,295	0.9%
Michael Mazzei and a Mazzei Trust(11)	70,161	0.8%	1,127,543	5.0%
Thomas Harney	—	—	910,491	4.0%
All Directors and executive officers as a group, including trusts of executive officers (14 directors and executive officers)	495,161	6.0%	10,315,850	45.7%

(1)
The Series A Participating Preferred Units and Series B Participating Preferred Units are non-voting.

(2)
There were 8,269,328 Series A and Series B Participating Preferred Units outstanding as of December 31, 2013, 6,115,500 of which were Series A Participating Preferred Units and 2,153,828 of which were Series B Participating Preferred Units.

(3)
There were 22,550,855 Class A Common Units outstanding as of December 31, 2013, 8,639,225 of which were Class A-1 Common Units and 13,911,630 of which were Class A-2 Common Units.

(4)
Includes Series A Participating Preferred Units, Series B Participating Preferred Units and Class A-1 Common Units owned by GI Ladder Holdco LLC, GI Ladder Holdco ECI Blocker, Inc. and GI Ladder Holdco UBTI Blocker, Inc. (collectively, the "GI Holdcos"), which are owned by GI Partners Fund III L.P., GI Partners Fund III-A L.P. and GI Partners Fund III-B L.P. GI Partners Fund III L.P., GI Partners Fund III-A L.P. and GI Partners Fund III-B L.P., three affiliated investment funds (collectively, the "GI Funds") that are affiliates of GI Partners. GI Partners may be deemed to be the beneficial owner of Series A Participating Preferred Units, Series B Participating Preferred Units and Class A-1 Common Units beneficially owned by the GI Holdcos and the GI Funds, but disclaims such beneficial ownership pursuant to rules under the Securities Exchange Act of 1934, as amended. Mr. Park is a managing director of GI Partners and Mr. Hariri is a vice president of GI Partners, and each may be deemed to be the beneficial owner of the securities so beneficially owned by the GI Holdcos and the GI Funds, but disclaim such beneficial ownership (except as to any pecuniary interest therein) pursuant to rules under the Securities Exchange Act of 1934, as amended. The address of the GI Holdcos and the GI Funds is c/o GI Partners, 2180 Sand Hill Road, Suite 210, Menlo Park, California 94025.

(5)
Includes Series A Participating Preferred Units, Series B Participating Preferred Units and Class A-1 Common Units owned by TCP Ladder Blocker, Inc. and TI II Ladder Holdings, LLC (collectively, the "TowerBrook Holdcos"). TCP Ladder Blocker, Inc. is owned by TowerBrook Investors II AIV, L.P. TI II Ladder Holdings, LLC is owned by TowerBrook Investors II, L.P. and TowerBrook Investors II Executive Fund, L.P. TowerBrook Investors II AIV, L.P., TowerBrook Investors II, L.P. and TowerBrook Investors II Executive Fund, L.P. (collectively, the "TowerBrook Funds") are advised by TowerBrook. The natural persons that have voting or investment power over Series A Participating Preferred Units, Series B Participating Preferred Units and Class A-1 Common Units beneficially owned by the TowerBrook Holdcos and the TowerBrook Funds are Neal Moszkowski and Ramez Sousou. TowerBrook may be deemed to be the beneficial owner of Series A Participating Preferred Units, Series B Participating Preferred Units and Class A-1 Common Units beneficially owned by the TowerBrook Holdcos and the TowerBrook Funds, but disclaims such beneficial ownership pursuant to rules under the Securities Exchange Act of 1934, as amended. Mr. Moszkowski is a co-chief executive officer of TowerBrook and Mr. Bilzin is a managing director of TowerBrook, and each may be deemed to be the beneficial owner of Series A Participating Preferred Units, Series B Participating Preferred Units and Class A-1 Common Units beneficially owned by the TowerBrook Holdcos and the TowerBrook Funds, but disclaims such beneficial ownership (except as to any pecuniary interest therein) pursuant to rules under the Securities Exchange Act of 1934, as amended. The address of the TowerBrook Holdcos and the TowerBrook Funds is c/o TowerBrook Capital Partners L.P., 65 East 55th Street, 27th Floor, New York, New York 10022.

(6)
GP09 Ladder Limited Partnership is owned by GP09 Ladder Holdings, Inc., GP09 GV Ladder Capital Ltd., GP09 PX Ladder Capital Ltd. and GP09 PX (LAPP) Ladder Capital Ltd., all of which are directly or indirectly owned by entities advised by Alberta Investment Management Corporation. The address for GP09 Ladder Limited Partnership is 1100 10830 Jasper Avenue, Edmonton, Alberta Canada, T5J 2B3.

(7)
OCP LCF Investment, Inc. is owned by OCP LCF Holdings Inc., and OCP LCF Holdings Inc. is a wholly owned subsidiary of OMERS Administration Corporation. The address for OCP LCF Investment, Inc. is c/o OMERS Private Equity Inc., Royal Bank Plaza, Suite 2010, Toronto, Ontario, M5J 2J2.

(8)
Includes Series A Participating Preferred Units and Class A-1 Common Units owned by Meridian LCF LLC. Meridian LCF LLC is indirectly owned by Meridian Capital Group, LLC. Ralph Herzka is the chief executive officer of Meridian Capital Group, LLC, and may be deemed to be the beneficial owner of Series A Participating Preferred Units and Class A-1 Common Units beneficially owned by Meridian LCF LLC and Meridian Capital Group, LLC, but disclaims such beneficial ownership (except as to any pecuniary interest therein) pursuant to rules under the Securities Exchange Act of 1934, as amended. The address for Meridian LCF LLC and Meridian Capital Group, LLC is One Battery Park Plaza, 26th Floor, New York, New York 10024.

(9)
All Series A Participating Preferred Units and Class A Common Units owned by Betsy A. Harris 2012 Family Trust were initially issued to Brian Harris, and were subsequently transferred to Betsy A. Harris 2012 Family Trust. Brian Harris is a trustee of Betsy A. Harris 2012 Family Trust.

(10)
Comprises ownership interests held by Peterson Partners, V, L.P.

(11)
As of December 31, 2013, Michael Mazzei owned 46,057.74 Series B Participating Preferred Units, and Christina Mazzei and Caroline Mazzei Irrevocable Trust Dated 9/3/2009 owned 24,193.55 Series B Participating Preferred Units and 1,127,543 Class A-2 Common Units.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Ladder LLLP Agreement

        Pursuant to our LLLP Agreement, our General Partner delegated its management powers to our Board of Directors, which consists of Class A Directors and Class B Directors. Each Class A Director is entitled to two votes and each Class B Director is entitled to one vote. Any decision to be made by the Board of Directors requires approval by a majority of the votes of the directors. The initial authorized number of directors is four Class A Directors and six Class B Directors and such number may be increased or decreased if jointly approved by our Lead Investors. Our Lead Investors each have the right to designate two Class A Directors (the "Lead Investor Directors") and one independent director. As long as Meridian, Alan Fishman and their affiliates continue to hold $5.0 million of the aggregate issuance price of our Series A participating preferred units, they may designate one Class B Director. As long as Brian Harris remains as our Chief Executive Officer, (i) he will be appointed as a Class B Director, (ii) he is entitled to appoint one other person as a Class B Director, subject to approval by the Lead Investors, (iii) his approval is required for the appointment of any individual to the Board of Directors who does not hold certain positions with our Lead Investors or Meridian and (iv) he has certain other approval rights. Subject to certain requirements, the Chairman of the Board will be designated by our Lead Investors, subject to the approval of Brian Harris for as long as he remains our Chief Executive Officer, and may be removed by the Lead Investors acting jointly. Unanimous consent of the Lead Investor Directors is required for certain actions including (i) certain financing transactions, a sale of the Company, an initial public offering, a dissolution and liquidation of the Company and certain sales of material assets or properties, (ii) amendment of organizational documents, (iii) distributions to any limited partner of the Company or repurchase of any limited partner interests of the Company, except under certain circumstances, (iv) entry into new lines of business, division or geographic area, (v) certain acquisitions of businesses or certain capital assets, (vi) entry into transactions with an affiliate of the Company and (vii) granting of certain additional registration rights. The LLLP Agreement authorizes the issuance by Ladder of: (i) Series A participating preferred units, (ii) Series B participating preferred units, (iii) Class A-1 common units and (iv) Class A-2 common units (collectively "our Ownership Units"). The LLLP Agreement also contains additional provisions regarding the management of Ladder, capital contributions and transfer restrictions and other rights and obligations relating to our Ownership Units. The LLLP Agreement was amended and restated in connection with the IPO of Ladder Capital Corp. The amended and restated LLLP agreement is included as Exhibit 3.6 to this Annual Report on Form 10-K.

Registration Rights Agreement

        We entered into a registration rights agreement with the Lead Investors, Meridian, Brian Harris, Michael Mazzei, a Mazzei Trust and certain other of our equity investors. The registration rights agreement contains demand and piggyback registration rights. Pursuant to the registration rights agreement, under certain circumstances, our equity investors who are parties thereto will be entitled to require us to register our Ownership Units held by such equity investors under the Securities Act for resale.

Original Subscription Agreements

        During September 2008, we entered into subscription agreements with, among others, the Lead Investors, Meridian and certain of our management and directors whereby the subscribers agreed to make certain capital contributions to the Company and the Company agreed to sell Series A participating preferred units to the subscribers. As part of their subscription agreements, Brian Harris, Greta Guggenheim, Alan Fishman have a put right to sell to the Company all, but not less than all, of the Series A participating preferred units then held by such subscriber within the one year period following, in the case of Brian Harris and Greta Guggenheim, the termination by Ladder Capital Finance LLC of such subscriber's employment without cause or resignation by such subscriber from such employment for good reason and, in the case of Alan Fishman, the termination of his position as a director of the Company without cause. These put rights terminate if the Company is sold in an approved sale or undergoes an initial public offering. Upon exercise of any such put right, the purchase price of the applicable Series A participating preferred units will be the fair market value determined in good faith by the Board of Directors with certain dispute resolution procedures regarding the determination of such fair market value. If such purchase is prohibited by or would cause default under any of the Company's or any of its subsidiaries' financing agreements or if the Board of Directors determines that the Company does not have adequate cash on hand for such purchase (a "Restrictive Covenant"), the Company may issue a promissory note to such subscriber. The promissory note will require the Company to pay the purchase price within ten business days of the Company no longer being subject to any Restrictive Covenant at a rate equal to six months LIBOR plus 2.00% per annum. Pursuant to these subscription agreements, Brian Harris, Greta Guggenheim and Alan Fishman originally purchased Series A participating preferred units from the Company for $25.0 million, $500,000 and $7.5 million, respectively.

Contribution Agreement with Michael Mazzei

        During June 2012, we entered into a Contribution Agreement with Michael Mazzei and a Mazzei Trust pursuant to which (i) Mazzei Trust purchased from us 24,193.55 of our Series B participating preferred units for $3 million and (ii) we granted to Michael Mazzei a one-year option to purchase up to 24,193.55 of our Series B participating preferred units at an exercise price of $124.00 per Series B participating preferred unit. Mr. Mazzei exercised his option in respect of 14,516.13 Series B participating preferred units on May 29, 2013 at an exercise price of $124 per unit. The remaining options held by Mr. Mazzei terminated on May 29, 2013.

Employment Agreements

        During January 2013, Ladder Capital Finance LLC entered into the Prior Harris Agreement with Mr. Harris, which was superseded by the employment agreement that Ladder Capital Finance LLC and Mr. Harris entered into in connection with the IPO. Under the Prior Harris Agreement, if Mr. Harris' employment had been terminated by Ladder Capital Finance LLC without cause or if Mr. Harris had resigned for good reason, as defined in the Prior Harris Agreement, then (i) he would have been entitled under the Prior Harris Agreement to receive severance payments of up to $5.0 million and to continue to receive continued medical and dental insurance benefits for one year following his termination date and (ii) he would have been subject to non-competition and non-solicitation provisions for a one-year period post-employment only if Ladder Capital Finance LLC had elected to pay him an additional $5.0 million.

        In January 2014, Ladder Capital Finance LLC entered into an amended and restated employment agreement with Mr. Harris in connection with the IPO that superseded the Prior Harris Agreement (the "New Harris Agreement"). Pursuant to the New Harris Agreement, upon a termination by Ladder Capital Finance LLC without cause (see Item 11., under the caption "—Employment Agreements—Brian Harris Employment Agreement in Connection with the IPO") or by Mr. Harris for good reason (see Item 11., under the caption "—Potential Payments upon Termination or Change-in-Control—Employment Agreements—Brian Harris"), subject to Mr. Harris' execution of a release of claims in favor of Ladder Capital Finance LLC and its affiliates, he will be entitled to receive (i) cash severance equal to the greater of $10 million or two times the sum of Mr. Harris' annual base salary in effect at the time of termination and the average of the annual cash bonuses paid to him with respect to the two calendar years immediately preceding his termination (the "Harris Cash Severance"), 50% of which will be payable in a lump sum and 50% of which will be payable in twelve equal monthly installments, (ii) if Mr. Harris's employment terminates before he receives his annual cash bonus with respect to the 2014 calendar year, a prorated annual target cash bonus for the year in which the termination occurs, payable at the same time performance bonuses for such calendar year are paid to our other senior executives and (iii) reimbursements for continued health care for up to two years immediately following Mr. Harris' termination (as allowed by law). If Mr. Harris' termination occurs within one year of a change in control (as defined in the 2014 Omnibus Incentive Plan), then the Harris Cash Severance will be payable in a lump sum, as permitted by law.

        Notwithstanding the foregoing, if Mr. Harris' employment is terminated before he receives his annual cash bonus with respect to 2014, the Harris Cash Severance will be equal to $17 million, and if Mr. Harris' employment occurs after he receives his annual cash bonus with respect to 2014 but before he receives his annual cash bonus with respect to 2015, the bonus component of the Harris Cash Severance will be based on the greater of Mr. Harris' annual cash bonus with respect to 2014 and his target annual cash bonus with respect to 2015. Pursuant to the New Harris Agreement, Mr. Harris is subject to a confidentiality covenant (with some specified exceptions), a one-year post-termination non-competition covenant and a two-year post-termination employee and customer non-solicitation covenant.

        During September 2008, Ladder Capital Finance LLC entered into a four-year employment agreement with each of Greta Guggenheim, Pamela McCormack and Robert Perelman, with each such employment agreement automatically renewing for one-year terms unless a non-renewal notice ninety days prior to the end of the then-current term was provided by either party (the "Prior Employment Agreements"). Had the employment of Mss. Guggenheim or McCormack or Mr. Perelman been terminated by Ladder Capital Finance LLC without cause or had Mss. Guggenheim or McCormack or Mr. Perelman, respectively, resigned for good reason under the Prior Employment Agreements, then the applicable executive would have been subject to non-competition and non-solicitation provisions for up to six months post-employment only to the extent that Ladder Capital Finance LLC had elected to continue to pay such executive's base salary and provide her or him with continued medical and dental insurance benefits during such period, provided that to receive such post-termination benefits, such executive would have been required to execute a release of claims in favor of Ladder Capital Finance LLC.

        During October 2008, Ladder Capital Finance LLC entered into a four-year employment agreement with Marc Fox (which employment agreement was amended during January 2013) (the "Prior Fox Agreement"), which automatically renewed for one-year terms unless a non-renewal notice was provided by either party. If Mr. Fox ceased to be employed by Ladder Capital Finance LLC, then he would have been entitled to continue to receive his base salary and certain employee benefits for a period of up to ninety days following his termination date under the Prior Fox Agreement. Further, following any future separation from Ladder Capital Finance LLC, Mr. Fox agreed that he would not compete with Ladder Capital Finance LLC for a period of sixty days.

        During March 2010, Ladder Capital Finance LLC entered into the Prior Harney Agreement with Mr. Harney (which employment agreement was amended during January 2013), which automatically renewed for one-year terms unless a non-renewal notice ninety days prior to the end of the then-current term was provided by either party. If Mr. Harney ceased to be employed by Ladder Capital Finance LLC, then he would have been entitled to continue to receive his base salary and continued medical and dental insurance benefits for a period of up to 180 days, with respect to a termination without cause, or sixty days, with respect to a resignation not submitted in circumstances permitting termination with cause, following his termination date. Further, following any future separation from Ladder Capital Finance LLC, Mr. Harney agreed that he would not compete with Ladder Capital Finance LLC for a period of sixty days.

        In January 2014, Ladder Capital Finance LLC entered into amended and restated employment agreements with each of Mr. Harney, Ms. Guggenheim, Ms. McCormack, Mr. Fox, and Mr. Perelman (each, an "Executive") that became effective upon the closing of the IPO and that superseded the Prior Harney Agreement, the Prior Fox Agreement and the other Prior Employment Agreements, as applicable. Pursuant to these amended and restated employment agreements, upon a termination by

Ladder Capital Finance LLC without cause (see Item 11., under the caption "—Employment Agreements—Michael Mazzei and Thomas Harney Employment Agreements in Connection with the IPO") or by such Executive for good reason (see Item 11., under the caption "—Potential Payments upon Termination or Change-in-Control—Employment Agreements—Thomas Harney"), subject to the applicable Executive's execution of a release of claims in favor of Ladder Capital Finance LLC and its affiliates, such Executive will be entitled to receive (i) cash severance equal to the sum of such Executive's annual base salary in effect at the time of termination and the average of such Executive's annual cash bonuses with respect to the two calendar years immediately preceding his termination (or, in certain circumstances, the greater of the Executive's prior year bonus and the Executive's then current year target bonus), but in no event will such cash severance be greater than $1 million, and, in certain circumstances, such cash severance will be $1 million (the "Cash Severance"), 50% of which will be payable in a lump sum and 50% of which will be payable in twelve equal monthly installments, (ii) a prorated annual cash bonus (the "Prorated Bonus"), based on the performance of Ladder Capital Corp as of such Executive's termination date as determined by the LCC Compensation Committee in consultation with our Chief Executive Officer, payable at the same time performance bonuses for such calendar year are paid to our other senior executives (provided that in no event will the sum of any such Prorated Bonus and the Cash Severance payable to any Executive be greater than $1 million), and (iii) reimbursements for continued health care for up to three months (or six months, if Ladder Capital Finance LLC elects to extend the post-termination non-competition period for such Executive) immediately following the applicable Executive's termination. If the applicable Executive's termination occurs within one year of a change in control (as defined in the 2014 Omnibus Incentive Plan), then the Cash Severance will be payable in a lump sum, as permitted by law.

        Pursuant to the amended and restated employment agreements that the Executives entered into in connection with the IPO, each Executive will be subject to a confidentiality covenant, a ninety-day post-termination non-competition covenant and a one-year post-termination employee and customer non-solicitation covenant. Notwithstanding the foregoing, however, Ladder Capital Finance LLC, with the approval of the Board of Directors of Ladder Capital Corp and after consultation with Mr. Harris, so long as Mr. Harris remains our Chief Executive Officer, may extend the post-termination non-compete period for an additional ninety-day period if it provides the applicable Executive with severance payments equal to three months of his or her base salary, payable in three monthly installments during such period of extension, and reimbursements for continued health care for up to six months instead of three months.

        During February 2012, Ladder Capital Finance LLC entered into the Prior Mazzei Agreement, which was superseded by the employment agreement that Ladder Capital Finance LLC and Mr. Mazzei entered into in connection with the IPO. Under the Prior Mazzei Agreement, if Mr. Mazzei's employment had been terminated by Ladder Capital Finance LLC without cause or Mr. Mazzei had resigned for good reason as defined in the Prior Mazzei Agreement, then (i) Mr. Mazzei would have been entitled to continue to receive his base salary and continued medical and dental insurance benefits for a period of up to one year following his termination date as well as a pro rata bonus based on a target bonus of $1.5 million with respect to the fiscal year in which such termination of employment occurred and (ii) Mr. Mazzei would have been subject to non-competition and certain non-solicitation provisions for a one-year period post-employment only if Ladder Capital Finance LLC had elected to pay him an additional $1.5 million.

        In January 2014, Ladder Capital Finance LLC entered into an amended and restated employment agreement with Mr. Mazzei that became effective upon the closing of the IPO and which superseded the Prior Mazzei Agreement (the "New Mazzei Agreement"). Pursuant to the New Mazzei Agreement, upon a termination by Ladder Capital Finance LLC without cause (see Item 11. under the caption "—Employment Agreements—Michael Mazzei and Thomas Harney Employment Agreements in Connection with the IPO") or by Mr. Mazzei for good reason (see Item 11. under the caption "—Potential Payments upon Termination or Change-in-Control—Employment Agreements—Michael

Mazzei"), in addition to payment of any unpaid annual cash bonus previously awarded as of the date of Mr. Mazzei's termination of employment and subject to his execution of a release of claims in favor of Ladder Capital Finance LLC and its affiliates and compliance with the applicable restrictive covenants, Mr. Mazzei will be entitled to receive (i) cash severance equal to one and a half times the sum of his annual base salary in effect at the time of termination and the average of his annual cash bonuses with respect to the two calendar years immediately preceding his termination (the "Mazzei Cash Severance"), 50% of which will be payable in a lump sum and 50% of which will be payable in twelve equal monthly installments, (ii) if Mr. Mazzei's employment terminates before he receives his annual cash bonus with respect to the 2014 calendar year, a prorated annual target cash bonus for the year in which the termination occurs, based on the performance of Ladder Capital Corp as of Mr. Mazzei's termination date as determined by the LCC Compensation Committee, in consultation with our Chief Executive Officer, and payable at the same time performance bonuses for such calendar year are paid to our other senior executives and (iii) reimbursements for continued health care for up to eighteen months immediately following Mr. Mazzei's termination. If Mr. Mazzei's termination occurs within one year of a change in control (as defined in the 2014 Omnibus Incentive Plan), then the Mazzei Cash Severance will be payable in a lump sum, as permitted by law.

        Notwithstanding the foregoing, if Mr. Mazzei's employment is terminated before he receives his 2014 annual cash bonus, the Mazzei Cash Severance will be equal to $5.5 million, and if Mr. Mazzei's termination occurs after he has received his annual cash bonus with respect to 2014 but before he receives his annual cash bonus with respect to 2015, the bonus component of the Mazzei Cash Severance will equal to greater of his annual cash bonus paid with respect to 2014 and his target annual cash bonus with respect to 2015. Pursuant to New Mazzei Agreement, he will be subject to a confidentiality covenant, a one-year post-termination non-competition covenant and an eighteen-month post-termination employee and customer non-solicitation covenant.

Phantom Equity Investment Plan (Deferred Compensation Plan)

        We entered into a Phantom Equity Investment Plan, effective on June 30, 2011 (the "Plan") with certain of its employees. The Plan is an annual deferred compensation plan pursuant to which mandatory contributions were made to the Plan, depending upon the participant's specific level of compensation, and to which participants made elective contributions. Generally, if a participant's total compensation was in excess of a certain threshold, a portion of a participant's performance-based annual bonus was required to be deferred into the Plan. Otherwise, amounts could be deferred into the Plan at the election of the participant, so long as such elections were timely made in accordance with the terms and procedures of the Plan. As of, and a result of, the closing of the IPO, each participant in the Plan had his or her notional interest in our Series B Participating Preferred Units converted into a notional interest in shares of Ladder Capital Corp Class A common stock, which notional conversion were based on the issuance price of shares of Ladder Capital Corp Class A common stock in the IPO.

Director Agreement with Alan Fishman

        Ladder Capital Finance LLC has entered into a director agreement with Alan Fishman, which provides Alan Fishman with a $300,000 fee per year for being Chairman of the Board of LCFH and subsequently Ladder Capital Corp, and which terminates upon written notice by Alan Fishman or TowerBrook Majority Holders and GI Majority Holders or upon Sale of the Company (each, as defined in our 2008 Plan).

2008 Incentive Equity Plan and Equity Grant Agreements

        Under our 2008 Plan, as amended, we have entered into equity grant agreements with certain of our executives, employees, and directors. The equity grant agreements provide the grantees with our Class A-2 Common Units and, in one case, our Series B Participating Preferred Units that vest over time. These Class A-2 Common Units and Series B Participating Preferred Units are forfeitable upon certain events such as termination of employment and are subject to certain accelerated vesting upon certain events such as a sale of the Company. Subject to certain requirements, we have the right under the 2008 Plan to repurchase Class A-2 Common Units and Series B Participating Preferred Units granted under the equity grant agreements following the termination of employment or directorship of the applicable executive or director. Forfeiture provisions and repurchase rights under our equity grant agreements will apply to LP Units issued to the existing owners of LCFH in the Reorganization Transactions. See Item 11. "—Summary Compensation Table" for the number of units granted to our named executive officers.

        Pursuant to an equity grant agreement, dated September 22, 2008, LCFH granted Mr. Harris 6,049,443 Class A-2 Common Units. Pursuant to an amendment, dated December 22, 2008, such number of Class A-2 Common Units granted was increased to 6,058,760 and during November 2009 such number of Class A-2 Common Units was automatically increased pursuant to a pre-determined contractual formula to 6,305,333 Class A-2 Common Units. Subject to certain terms and conditions, these units vested over 42 months beginning on September 22, 2008.

        Pursuant to an equity grant agreement, dated June 4, 2012, LCFH granted Mr. Mazzei 1,127,543 Class A-2 Common Units (which were subsequently transferred by Mr. Mazzei to a Mazzei trust) and 31,451.61 Series B Participating Preferred Units. Subject to certain terms and conditions, these units vest over 36 months beginning on January 1, 2012, which vesting may accelerate in certain circumstances, including a sale of LCFH. In addition, Mr. Mazzei was granted an option to purchase up to 24,195.55 Series B Participating Preferred Units at a price of $124.00 per unit. Mr. Mazzei exercised his option in respect of 14,516.13 Series B Participating Preferred Units on May 29, 2013 at an exercise price of $124 per unit. The remaining options in respect of this equity grant held by Mr. Mazzei terminated on May 29, 2013.

        Pursuant to an equity grant agreement, dated April 20, 2010, LCFH granted Mr. Harney 910,491 Class A-2 Common Units. Subject to certain terms and conditions, these units vest over 42 months beginning on April 19, 2010.

2014 Omnibus Incentive Plan and 2014 Grants

        The information contained in Item 11. under the captions "—Employee Benefit Plans" (except "—2008 Incentive Equity Plan") and "—2014 Grants" are incorporated by reference.

        In connection with the IPO, Mr. Harris received a restricted stock award with a grant date fair value of $8.9 million, which represents 523,529 shares of restricted Class A common stock of Ladder Capital Corp. For more details on this award, see Item 11. under the caption "—2014 Grants—2014 Restricted Stock Awards in Connection with the IPO".

        In connection with the IPO, Mr. Mazzei received a restricted stock award with a grant date fair value of $4.95 million, which represents 291,176 shares of restricted Class A common stock of Ladder Capital Corp, and Mr. Harney received a restricted stock award with a grant date fair value of $1.95 million, which represents 114,706 shares of restricted Class A common stock of Ladder Capital Corp. For more details on this award, see Item 11. under the caption "—2014 Grants—2014 Restricted Stock Awards in Connection with The IPO".

Meridian Loan Referral Agreement

        Ladder Capital Finance LLC and Meridian Capital Group LLC are parties to a Loan Referral Agreement pursuant to which Meridian Capital Group LLC may be entitled to receive from Ladder Capital Finance LLC certain fees for any commercial real estate loan originated by Ladder Capital Finance LLC as a result of a referral of a prospective commercial real estate loan from Meridian Capital Group LLC. The Company incurred fees of $0.4 million during 2013 for loans originated in accordance with this agreement.

Item 14.    Principal Accountant Fees and Services Independent Accountants' Fees

        Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2013 and 2012 were as follows:

Type of Fee	2013	2012
Audit Fees	$2,674,781	$1,063,450
Audit-Related Fees	50,000	—
Tax Fees	1,216,113	914,115
All Other Fees	120,410	3,750

Total	$4,061,304	$1,981,325

        Fees for audit services for the fiscal years ended December 31, 2013 and 2012 include fees associated with the annual audits for such years, including the quarterly review of the quarterly reports for the three month periods ended March 31, 2013, June 30, 2013, March 31, 2012, June 30, 2012 and September 30, 2012, the Form 10-Q for the three month period ended September 30, 2013, and for other attest services, including issuance of consents and review of the Company's registration statements on Form S-4 and other documents filed by the Company with the SEC as well as services rendered in connection with the Company's offerings.

Audit Committee Pre-Approval Policy

        In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by PricewaterhouseCoopers LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company's independent registered public accounting firm.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibits

        See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3.1	*	Certificate of Formation of Ladder Capital Finance Holdings LLC

3.2	*	Certificate of Conversion from Limited Liability Company to a Limited Partnership of Ladder Capital Finance Holdings LLLP

3.3	*	Certificate of Limited Partnership of Ladder Capital Finance Holdings LLLP

3.4	*	Limited Liability Limited Partnership Agreement of Ladder Capital Finance Holdings LLLP

3.5	*	First Amendment to the Limited Liability Limited Partnership Agreement of Ladder Capital Finance Holdings LLLP

3.6		Amended and Restated Limited Liability Limited Partnership Agreement of Ladder Capital Finance Holdings LLLP

3.7	*	Certificate of Incorporation of Ladder Capital Finance Corporation

3.8	*	By-laws of Ladder Capital Finance Corporation

4.1	*	Indenture, dated as of September 19, 2012, among Ladder Capital finance Holdings LLLP, Ladder Capital Finance Corporation and Wilmington Trust, national Association, as trustee

4.2	*	Registration Rights Agreement, dated as of September 19, 2012, by and among Ladder Capital Finance Holdings LLLP

10.1		Harris Employment Agreement

10.2		Harney Employment Agreement

10.3		Mazzei Employment Agreement

10.4		Tax Receivable Agreement

10.5	*	Director Agreement of Alan Fishman

EXHIBIT NO.		DESCRIPTION
12.1		Computation of Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of Ladder Capital Finance Holdings LLLP

31.1		Certification of Brian Harris pursuant to Rule 13a—14(a)/15d—14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Marc Fox pursuant to Rule 13a—14(a)/15d—14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	***	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013, (ii) the Consolidated Statements of Income for the year ended December 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2013, (iv) the Consolidated Statements of Changes in Capital for the year ended December 31, 2013, (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2013 and (vi) the Notes to the Consolidated Financial Statements.

*
Incorporated by reference to Registration Statement on Form S-4 dated August 21, 2013 of Ladder Capital Finance Holdings LLLP

**
The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed 'filed' for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or Annual Report for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11th, 2014.

LADDER CAPITAL FINANCE HOLDINGS LLLP (Registrant)
By:	/s/ MARC FOX Marc Fox Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS Brian Harris	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014
/s/ MARC FOX Marc Fox	Chief Financial Officer (Principal Financial Officer)	March 11, 2014
/s/ KEVIN MOCLAIR Kevin Moclair	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2014
/s/ ALAN FISHMAN Alan Fishman	Director	March 11, 2014
/s/ JONATHAN BILZIN Jonathan Bilzin	Director	March 11, 2014
/s/ HOWARD PARK Howard Park	Director	March 11, 2014